Form 10-Q
period 1996-06-30
PETES BREWING CO
filed 1996-08-07
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second quarterly period ended June 30, 1996 or

         / / Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.


                         COMMISSION FILE NUMBER: 0-26834




                             PETE'S BREWING COMPANY
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                               77-0110743
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)




514 HIGH STREET, PALO ALTO, CALIFORNIA                   94301
(Address of principal executive office)                (zip code)




       Registrant's telephone number, including area code: (415) 328-7383




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

         As of July 31, 1996, registrant had outstanding 10,684,917 shares of Common Stock.

                             PETE'S BREWING COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX


            Facing Sheet ..................................................    1

            Index .........................................................    2


Part I.     Financial Information .........................................

Item 1.     a)     Consolidated balance sheets at June 30, 1996
                   and December 31, 1995 ..................................    3

            b)     Consolidated statements of operations for the three
                   month period ended June 30, 1996 and 1995 ..............    4

            c)     Consolidated statements of operations for the six
                   month period ended June 30, 1996 and 1995 ..............    5

            d)     Consolidated statements of cash flows for the six
                   month period ended June 30, 1996 and 1995 ..............    6

            e)     Notes to consolidated financial statements .............    7

Item 2.     Management's discussion and analysis of financial
            condition and results of operations ...........................    9

Item 4.     Submission of matters to a vote of security holders ...........   15

            Signature .....................................................   16

Item 6.     a) Exhibits

            11.01 Computation of net income per share .....................   17

            b) Reports on Form 8-K.
               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

         ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                                                 June 30,    December 31,
                                                                  1996         1995 (1)
                                                                  ----         --------
                                          ASSETS

Current assets:
   Cash and cash equivalents ................................    $16,965       $42,960
   Available for sale securities ............................     18,706            --
   Trade accounts receivable, net ...........................      6,156         3,184
   Inventories ..............................................      3,915         2,244
   Prepaid expenses and other current assets ................      5,460           521
                                                                 -------       -------

         Total current assets ...............................     51,202        48,909

Property and equipment, net .................................      2,008         1,568
Other assets ................................................      3,727         3,773
                                                                 -------       -------

              ...............................................    $56,937       $54,250
                                                                 =======       =======

                                       LIABILITIES

Current liabilities:

   Trade accounts payable and accrued expenses ..............    $ 6,100       $ 5,227

         Total current liabilities ..........................      6,100         5,227
                                                                 -------       -------

            Total liabilities ...............................      6,100         5,227
                                                                 -------       -------

                                   SHAREHOLDERS' EQUITY

Preferred Shares:
   Preferred, no par value: Authorized 5,000 shares;
      issued and outstanding: none ..........................         --            --

Common shares, no par value:
   Authorized:  50,000 shares; Issued and outstanding:
   10,671 at June 30, 1996 and 10,621 at December 31, 1995...     48,187        47,957

Unrealized gain on securities available for sale ............        237            --
Retained earnings ...........................................      2,413         1,066
                                                                 -------       -------
         Total shareholders' equity .........................     50,837        49,023
                                                                 -------       -------
                                                                 $56,937       $54,250
                                                                 =======       =======




(1) The information in this column was derived from the Company's audited consolidated balance sheet as of December 31, 1995.

   The accompanying notes are an integral part of these consolidate financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                                       For the three months ended
                                                                June 30,
                                                         1996             1995
                                                         ----             ----
Sales ......................................           $19,354          $14,567
Less excise taxes ..........................             1,903            1,227
                                                       -------          -------
   Net sales ...............................            17,451           13,340
Cost of goods sold .........................             8,644            6,709
                                                       -------          -------
   Gross profit ............................             8,807            6,631
                                                       -------          -------
Selling, advertising and
   promotional expenses ....................             6,613            5,377
General and administrative expenses ........             1,270            1,154
                                                       -------          -------
   Total operating expense .................             7,883            6,531
                                                       -------          -------
   Income from operations ..................               924              100
                                                       -------          -------
Interest income ............................               334               --
Interest expense ...........................                (2)             (57)
                                                       -------          -------
   Income before income taxes ..............             1,256               43
Income tax provision .......................               375               18
                                                       -------          -------
   Net income ..............................           $   881          $    25
                                                       =======          =======
Net income per share .......................           $  0.08          $  0.00
                                                       =======          =======
Shares used in per share calculation .......            11,055            8,054
                                                       =======          =======




   The accompanying notes are an integral part of these consolidate financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                                     For the six months ended
                                                             June 30,
                                                       1996             1995
                                                       ----             ----
Sales ......................................         $35,365          $26,336
Less excise taxes ..........................           3,481            2,380
                                                     -------          -------
   Net sales ...............................          31,884           23,956
Cost of goods sold .........................          15,811           11,940
                                                     -------          -------
   Gross profit ............................          16,073           12,016
                                                     -------          -------
Selling, advertising and
   promotional expenses ....................          12,327            9,354
General and administrative expenses ........           2,427            2,164
                                                     -------          -------
   Total operating expense .................          14,754           11,518
                                                     -------          -------
   Income from operations ..................           1,319              498
                                                     -------          -------
Interest income ............................             705               --
Interest expense ...........................              (2)             (97)
                                                     -------          -------
   Income before income taxes ..............           2,022              401
Income tax provision .......................             675              164
                                                     -------          -------
   Net income ..............................         $ 1,347          $   237
                                                     =======          =======
Net income per share .......................         $  0.12          $  0.03
                                                     =======          =======
Shares used in per share calculation .......          11,018            8,054
                                                     =======          =======




   The accompanying notes are an integral part of these consolidate financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                       For the six months ended
                                                                               June 30,
                                                                         1996            1995
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ...............................................       $  1,347        $   237
      Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation and amortization .........................            499            331
         Changes in operating assets and liabilities:
            Trade accounts receivable ..........................         (2,972)        (1,215)
            Inventories ........................................         (1,671)        (1,043)
            Prepaid expenses and other current assets ..........         (4,939)          (483)
            Trade accounts payable and accrued liabilities .....            873          1,548
                                                                       --------        -------

               Net cash used in operations .....................         (6,863)          (625)
                                                                       --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment ......................           (686)          (530)
      Purchase of available for sale securities ................        (18,469)            --

      Additions to other assets ................................           (207)          (598)
                                                                       --------        -------

               Net cash used in investing activities ...........        (19,362)        (1,128)
                                                                       --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from note payable to a shareholder ..............             --             --
      Revolving credit agreement with bank, net ................             --            672
      Issuance of common shares pursuant to option plans .......            230              7
                                                                       --------        -------

               Net cash provided by financing activities .......            230            679
                                                                       --------        -------

               Net (decrease) increase in cash and
                 cash equivalents ..............................        (25,995)        (1,074)

CASH AND CASH EQUIVALENTS:
      Beginning of period ......................................         42,960          1,090
                                                                       --------        -------

      End of period ............................................       $ 16,965        $    16
                                                                       ========        =======




   The accompanying notes are an integral part of these consolidate financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pete's Brewing Company (the Company) was incorporated in April 1986 under the laws of the State of California. The Company is a major domestic specialty brewer. The Company currently markets ten distinctive full bodied beers in 49 states, the District of Columbia and the United Kingdom.

The following is summary of the Company's significant accounting policies:

   INTERIM FINANCIAL DATA (UNAUDITED):

   The unaudited financial statements for the three and six month periods ended June 30, 1995 and 1996 have been prepared on the same basis as the December 31, 1995 audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles.

   PRINCIPLES OF CONSOLIDATION:

   The consolidated financial statements include the accounts of Pete's Brewing Company and its sole subsidiary Wicked Ware, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

   CONCENTRATIONS OF CREDIT RISK:

   Financial instruments which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable.

   The Company's customer base includes primarily beer and wine and spirits distributors throughout the United States. The Company does not generally require collateral for its trade accounts receivable and maintains an allowance for doubtful accounts. The Company maintains cash-equivalent investments with a brokerage firm and its cash in bank deposit accounts with a bank. At times, the balances in these accounts may exceed federally insured limits, if any. The Company has not experienced any losses on such accounts.

   AVAILABLE FOR SALE SECURITIES:

   Available for sale securities consist of U.S., and municipal government obligations and corporate securities with maturities of more than nintey days. These available for sale securities are carried at market value. The available for sale securities are held in the Company's name and maintained with two large institutions.

   ALLOWANCE FOR CREDIT NOTES:

   The Company records a provision for the estimated costs related to promotional programs for its distributors. Such costs primarily include incentive discounts and allowances.

   INVENTORIES:

   Inventories consist of beer in progress, finished goods and promotional materials and are stated at the lower of first-in, first-out cost or market.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS:

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires the Company to establish one of two methods for accounting for stock transactions with employees and established the criteria for stock transactions with third parties. The Company is studying the implications of the statement, and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results from operations.

     RECLASSIFICATIONS:

     Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported income from operations or net income.

2.   TRADE ACCOUNTS RECEIVABLE:

     Trade accounts receivable are as follows (in thousands):

                                                     June 30,     December 31,
                                                       1996           1995
                                                       ----           ----
                                                    (Unaudited)
     Trade accounts receivable ...............        $12,025        $7,315
     Less wholesaler deposits ................          4,015         2,327
     Less allowance for credit notes .........          1,817         1,767
     Less allowance for doubtful accounts ....             37            37
                                                      -------        ------

                                                      $ 6,156        $3,184
                                                      =======        ======

3.   INVENTORIES:

     Inventories are as follows (in thousands):

                                                  June 30,         December 31,
                                                    1996               1995
                                                    ----               ----
                                                 (Unaudited)
     Finished goods ...................            $1,110            $  184
     Beer in progress .................               858               430
     Promotional material .............             1,947             1,630
                                                   ------            ------
                                                   $3,915            $2,244
                                                   ======            ======

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pete's Brewing Company ("the Company") was incorporated in California in 1986. The Company markets its beers in 49 states, the District of Columbia and the United Kingdom, through independent beverage distributors that sell to retail establishments that sell to consumers. Although the Company has established distribution in 49 states, it has concentrated selling, advertising and promotional efforts in a limited number of key markets. Seven states are "Core Markets" and accounted for approximately 50% of the Company's sales in the second quarter 1996. Accordingly, the Company believes that there is a significant opportunity for growth on a national basis. The Company intends to devote significant selling, advertising and promotional expenses to increase its market share in the other geographic regions of the United States.

Since inception, the Company has made an analysis of the most cost-effective method to produce its beers. Given the geographic dispersion of sales throughout the United States, the Company has determined that a strategy of utilizing excess capacity of a centrally located independent brewery to custom brew its beers, under the Company's on-site supervision and pursuant to the Company's proprietary recipes, would be most cost effective.

In 1995, the Company entered into a nine-year Manufacturing Services Agreement ("Agreement") with the Stroh Brewery Company ("Stroh") of Detroit, Michigan. Under the Agreement, the Company alternates the St. Paul, Minnesota and Winston-Salem, North Carolina breweries with Stroh. Although Stroh owns the brewery, the Company supervises the brewing, testing, bottling and kegging of its beers in accordance with the Company's written specifications and proprietary recipes. All costs relating to the Agreement are charged to cost of goods sold. As an alternating brewer, the Company is liable for the payment of excise taxes to various federal and state agencies upon shipment of beer from the breweries. The Company takes title to all beer in process and finished goods, and pays Stroh a manufacturing services fee, equal to the aggregate of a specific brewing fee and the cost of packaging and raw materials, upon shipment to distributors.

In 1995, the Company determined that the volume sales in California justified the construction of a new brewery. The Company plans to use most of the proceeds of its initial public offering to construct and equip a new brewery in California. The Company currently expects to achieve commercial production by mid-1998. Management, along with its architect, mechanical engineer, and general contractor, is currently in the process of completing a final feasibility study to be approved by the Company's Board of Directors, prior to the acquisition of land.

The Company has historically devoted substantial resources toward selling, advertising and promotional activities to build consumer awareness and brand loyalty and support expansion of sales and distribution efforts. The Company believes that this brand investment has resulted in better recognition of the Company and its products, better placement on store shelves and increased distribution of the Company's beers. The Company intends to continue to devote substantial resources toward selling, advertising and promotional activities, particularly as it focuses on new geographic regions and introduces new products. The Company's profitability is significantly impacted by the timing and level of expenditures related to selling, advertising and promotion. Since the Company has historically experienced higher sales in the third and fourth quarters, such expenditures in addition to the recognition of Stroh volume discounts upon reaching the volume discount level may reduce the Company's profitability in the first and second quarters as a percentage of the entire year when compared to previous years.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of sales for the periods indicated:

                                               Three months ended            Six months ended
                                                    June 30,                     June 30,
                                               1996          1995           1996          1995
                                               ----          ----           ----          ----
Sales ..............................          110.9%        109.2%         110.9%        109.9%
Less excise taxes ..................           10.9           9.2           10.9           9.9
                                              -----         -----          -----         -----
  Net sales ........................          100.0         100.0          100.0         100.0
Cost of goods sold .................           49.5          50.3           49.6          49.8
                                              -----         -----          -----         -----
    Gross profit ...................           50.5          49.7           50.4          50.2
                                              -----         -----          -----         -----
Selling, advertising and promotional
 expenses ..........................           37.9          40.3           38.7          39.1
General and administrative
 expenses ..........................            7.3           8.7            7.6.          9.0
                                              -----         -----          -----         -----
    Total operational expenses .....           45.2          49.0           46.3          48.1
                                              -----         -----          -----         -----
      Income from operations .......            5.3           0.7            4.1           2.1
Interest income (expense), net .....            1.9          (0.4)           2.2          (0.4)
                                              -----         -----          -----         -----
      Income before income taxes ...            7.2           0.3            6.3           1.7
Income tax provision ...............            2.1           0.1            2.1           0.7
                                              -----         -----          -----         -----
        Net income .................            5.1%          0.2%           4.2%          1.0%
                                              =====         =====          =====         =====


The following tables sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                              Three months ended         Six months ended
                                                   June 30,                   June 30,

                                               1996         1995         1996          1995
                                               ----         ----         ----          ----

Sales ..............................         $179.20      $184.63       $180.88       $183.98
Less excise taxes ..................           17.62        15.55         17.80         16.63
                                             ------        ------       -------        ------
  Net sales ........................          161.58       169.08        163.08        167.35
Cost of goods sold .................           80.04        85.03         80.87         83.41
                                              ------        ------       -------      -------
    Gross profit ...................           81.54        84.05         82.21         83.94
                                              ------        ------       -------      -------
Selling, advertising and promotional
 expenses ..........................           61.23        68.15         63.05         65.35
General and administrative
 expenses ..........................           11.76        14.63         12.41         15.12
                                              ------       ------        ------       -------
    Total operational expenses .....           72.99        82.78         75.46         80.47
                                              ------       ------        ------       -------
      Income from operations .......            8.55         1.27          6.75          3.47
Interest income (expense), net .....            3.08        (0.72)         3.60         (0.68)
                                              ------       ------        ------       -------
      Income before income taxes ...           11.63         0.55         10.35          2.79
Income tax provision ...............            3.47         0.23          3.45          1.15
                                              ------       ------        ------       -------
        Net income .................         $ 8.16       $  0.32       $  6.90       $  1.64
                                              ======       ======        ======       =======

Some of the following forward-looking statements are based on current expectations; and actual results may differ materially:

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

SALES. Sales increased by 32.0% from $14.6 million in the three months ended June 30, 1995 ("the Second Quarter of 1995") to $19.3 million in the three months ended June 30, 1996 ("the Second Quarter of 1996"). Sales volume increased 36.9% from 78,900 barrels sold in the Second Quarter of 1995 to 108,000 barrels sold in the Second Quarter of 1996. The increase in sales was primarily attributable to growth in sales volume in existing markets and, to a lesser extent, increased sales volume resulting from expansion into new geographic markets. The increased sales volume reflected increased sales of the Company's seasonal beer Pete's Wicked Summer Brew, offset by decreased sales of Pete's Wicked Red and Pete's Wicked Lager in anticipation of the repackaging and repositioning of these two brands in the beginning of the third quarter of 1996. Sales per barrel decreased from $184.63 in the Second Quarter of 1995 to $179.20 in the Second Quarter of 1996. Net sales for the second quarter were below the Company's expectations. A significant portion of the shortfall, or $1.9 million, was due primarily to an unanticipated problem in the introduction of the newly designed packaging that surfaced in late June. Although the second quarter was a record shipment quarter for the Company, depletions in some of the Company's markets were lower than expected, also contributing to the shortfall in net sales and adding to an inventory build at wholesale. The decrease in depletion rates and the inventory build will reduce shipments in the second half of 1996. The Company expects barrel shipments to increase between 8% and 14% for each of the third and fourth quarters of 1996 when compared to the Second Quarter of 1996. Sales per barrel is expected to range between $176 and $180 per barrel for these same periods, provided there is no significant change in the sales mix between bottled and keg beer for the third and fourth quarters of 1996.

EXCISE TAXES. Federal and state excise taxes increased by 55.1% from $1.2 million in the Second Quarter of 1995 to $1.9 million in the Second Quarter of 1996. Excise taxes as a percentage of net sales increased from 9.2% to 10.9% for the Second Quarter of 1996. Excise taxes per barrel sold increased from $15.55 in the Second Quarter of 1995 to $17.62 in the Second Quarter of 1996. The increase in excise taxes was attributable to the increase in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume for the year surpasses 60,000 barrels. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1996, and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1996 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold increased 28.8% from $6.7 million in the second quarter of 1995 to $8.6 million in the Second Quarter of 1996 reflecting the increase in volume of beer sold. Cost of goods sold as a percentage of net sales decreased from 50.3% in the Second Quarter of 1995 to 49.5% in the Second Quarter of 1996. Cost of goods sold per barrel sold decreased from $85.03 in the Second Quarter of 1995 to $80.04 in the Second Quarter of 1996. The decreases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to reduced packaging material costs due to purchasing economies of scale and reduced manufacturing services fees charged under the Company's Agreement with Stroh, partially offset by an increase in transportation expenses due to higher cost of shipping keg beer and an increase in malt prices. Transportation expenses are a significant component of cost of goods sold. Transportation expenses increased 38.7% from $1.2 million in the Second Quarter of 1995 to $1.7 million in 1996. Transportation expenses as a percentage of net sales increased from 9.1% in the Second Quarter of 1995 to 9.6% in the Second Quarter of 1996. Transportation expenses per barrel sold increased from $15.38 per barrel in the Second Quarter of 1995 to $15.60 per barrel in the Second Quarter of 1996.

The Company expects cost of sales per barrel to increase slightly in the third and fourth quarters of 1996 when compared to the second quarter, due to changes in product mix and the higher cost of production associated with the seasonal beers scheduled for production in the third and fourth quarters. The Company anticipates that these higher costs of production will be offset by volume discounts from Stroh thus, resulting in only slight per barrel cost increases.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 23.0% from $5.4 million in the Second Quarter of 1995 to $6.6 million in the Second Quarter of 1996. Selling, advertising and promotional expenses as percentage of net sales decreased from 40.3% in the Second Quarter of 1995 to 37.9% in the Second Quarter of 1996. Selling, advertising and promotional expenses per barrel sold decreased from $68.15 in the Second Quarter of 1995 to $61.23 in the Second Quarter of 1996. The decreases were attributable to lower advertising costs, lower discounts per barrel due to lower than expected depletions, partially offset by increased headcount and payroll and point-of-sale material expenditures.

The Company expects to increase selling, advertising and promotional expenses (Brand Investment) to between $65 and $70 per barrel during the third and fourth quarters of 1996 to increase depletion growth rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 12.7% from $1.2 million in the Second Quarter of 1995 to $1.3 million in the Second Quarter of 1996. General and administrative expenses as a percentage of net sales decreased from 8.7% in the Second Quarter of 1995 to 7.3% in the Second Quarter of 1996. General and administrative expenses per barrel sold decreased from $14.63 in the Second Quarter of 1995 to $11.76 in the Second Quarter of 1996. The increase in general and administrative expenses resulted primarily from increased professional service fees associated with the Company's status as a publicly traded entity. The Company expects general and administrative expenses for the remaining quarters of 1996 to be fixed at slightly higher levels than those experienced in the Second Quarter of 1996.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, increased $389,000 from a net interest expense of $57,000 in the Second Quarter of 1995 to a net interest income of $332,000 in the Second Quarter of 1996. The increase reflected earnings from investment of the net proceeds of the Company's November 1995 public offering. The Company anticipates interest earnings to remain at these levels throughout 1996.

INCOME TAX PROVISION The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax provision takes into account the effects of state income taxes, offset by the utilization of net operating loss carryforwards. Income taxes in the Second Quarter of 1996 were below the federal statutory rate (34%) as a result of non-taxable income in the Second Quarter of 1996 and were offset by state taxes and non-deductible expenses in the second quarters of 1996 and 1995.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

SALES. Sales increased by 34.3% from $26.3 million for the six months ended June 30, 1995 ("the First Half of 1995") to $35.4 million for the six months ended June 30, 1996 ("the First Half of 1996"). Sales volume increased 36.6% from 143,100 barrels sold in the First Half of 1995 to 195,500 barrels sold in the First Half of 1996. The increase in sales was primarily attributable to growth in sales volume in existing markets and, to a lesser extent, increased sales volume resulting from expansion into new geographic markets. The increased sales volume reflected increased sales of the Company's seasonal beers Pete's Wicked Winter Brew and Pete's Wicked Summer Brew, offset by decreased sales of Pete's Wicked Red and Pete's Wicked Lager in anticipation of the repackaging and repositioning of these two brands in the beginning of the third quarter of 1996. Sales per barrel decreased from $183.98 in the First Half of 1995 to $180.88 in the First Half of 1996.

EXCISE TAXES. Federal and state excise taxes increased by 46.3% from $2.4 million in the First Half of 1995 to $3.5 million in the First Half of 1996. Excise taxes as a percentage of net sales increased from 9.9% for the First Half of 1995 to 10.9% for the First Half of 1996. Excise taxes per barrel sold increased from $16.63 in the First Half of 1995 to $17.80 in the First Half of 1996. The increase in excise taxes was attributable to the increase in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume for the year surpasses 60,000 barrels. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1996, and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1996 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold increased 32.4% from $11.9 million in the First Half of 1995 to $15.8 million in the First Half of 1996 reflecting the increase in volume of beer sold. Cost of goods sold as a percentage of net sales decreased from 49.8% in the First Half of 1995 to 49.6% in the First Half of 1996. Cost of goods sold per barrel sold decreased from $83.41 in the First Half of 1995 to $80.87 in the First Half of 1996.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 30.9% from $9.4 million in the First Half of 1995 to $12.3 million in the First Half of 1996. Selling, advertising and promotional expenses as percentage of net sales decreased from 39.1% in the First Half of 1995 to 38.7% in the First Half of 1996. Selling, advertising and promotional expenses per barrel sold decreased from $65.35 in the First Half of 1995 to $63.05 in the First Half of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9.1% from $2.2 million in the First Half of 1995 to $2.4 million in the First Half of 1996. General and administrative expenses as a percentage of net sales decreased from 9.0% in the First Half of 1995 to 7.6% in the First Half of 1996. General and administrative expenses per barrel sold decreased from $15.12 in the First Half of 1995 to $12.41 in the First Half of 1996.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, increased $800,000 from a net interest expense of $97,000 in the First Half of 1995 to a net interest income of $703,000 in the First Half of 1996. The increase reflected earnings from the net proceeds of the Company's November 1995 public offering.

INCOME TAX PROVISION The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax provision takes into account the effects of state income taxes, offset by the non-taxable income. Income taxes in the First Half of 1996 were below the federal statutory rate (34%) as a result of state taxes and non-deductible expenses offset by non-taxable interest income and above the federal statutory rate (34%) in the First Half of 1995 due to non-deductible expenses and state taxes.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's quarterly operating results have varied significantly in the past, and may do so in the future, depending on factors such as the timing of new product announcements by the Company or its competitors, the timing of significant advertising and promotional campaigns by the Company, changes in mix between kegs and bottles, the impact of an increasing average federal excise tax rate as sales volume changes, increased competition, fluctuations in the price of packaging and raw materials, seasonality of sales of the Company's beers, general economic factors, trends in consumer preferences, regulatory developments including changes in excise tax and other tax rates, changes in average selling prices or market acceptance of the Company's beers, increases in production costs associated with initial production of new products and variations in shipping and transportation costs. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected by a reduction in sales because certain of the Company's operating expenses are fixed in the short-term. The Company's profitability has been significantly impacted by the timing and level of expenditures related to selling, advertising and promotional expenses. In addition, the Company's decision to undertake a significant media advertising campaign could substantially increase the Company's expenses in a particular quarter, while any increase in sales from such advertising may be realized in subsequent periods. The Company believes that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $26.0 million in the First Half of 1996 as compared to a decrease of $1.1 million in the First Half of 1995. The Company used $6.9 million in cash from operations in the First Half of 1996 as compared to a use of $625,000 for the First Half of 1995. The increase of the uses of cash from operations resulted primarily from the $5 million increase in prepaid expenses and other current assets. During the first six months of 1996 the Company deposited with Stroh $4 million to earn purchase discounts on packaging and other raw materials used in the production of the Company's products. Earnings from these discounts are credited to cost of goods sold. These funds, recorded in prepaid expenses and other current assets, will be returned to the Company at its request.

The Company's principal investing activities consisted of purchases of available for sale securities in the First Half of 1996. The Company has capital commitments of approximately $2.0 million dollars for new kegs. Management, along with its architect, mechanical engineer, and general contractor, is currently in the process of completing a final feasibility study to be approved by the Company's Board of Directors, prior to the acquisition of land.

The only significant financing activity in the first half 1996 was the issuance of common stock to employees of the Company under the Company's employee stock purchase plan which provided $230,000 of cash flow. In the First Half of 1995, the principal financing activities included net proceeds from the revolving credit agreement of $672,000.

As of June 30, 1996, working capital was $45.1 million as compared with a working capital deficit of $1.5 million as of June 30, 1995. The increase was primarily due to the proceeds from the Company's initial public offering invested in cash and cash equivalents and available for sale securities and an increase in accounts receivable related to continued profitable operations. The Company anticipates that its current cash and available for sale securities and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

RISKS IN ACHIEVING FORWARD-LOOKING STATEMENTS

The above Management's Discussion and Analysis contained certain forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: dependence on Stroh to custom brew the Company's beers, competition within the specialty segment, successful expansion of business to non-Core Markets, development of new products and management of new product introduction, and changes in government regulations.

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 1996 the Company held its Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and, if applicable, the number of abstentions as to each matter. There were no broker non-votes with respect to any matter.

      1. To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are elected.

      Director                                       For                                     Withheld
- -----------------------                           ---------                                  --------
Mark F. Bozzini                                   8,607,795                                   21,243

Mark J. Bronder                                   8,607,895                                   21,143

Audrey MacLean                                    8,607,995                                   21,043

Kevin O'Rourke                                    8,608,095                                   20,943

Pete S. Slosberg                                  8,607,895                                   21,143

Christopher T. Sortwell                           8,608,095                                   20,943


      2. To ratify the appointment of Coopers & Lybrand LLP as independent auditors of the Company for the year ending December 31, 1996.

                  FOR:                               AGAINST:                           ABSTAIN:
                  8,601,070                          6,075                              21,893

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pete's Brewing Company

Dated: August 5, 1996            By  /s/ James E. Collins
                                   ----------------------------------------
                                 James E. Collins, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT
- ---------------------------------------------------------------
11.1     Computation of per share earnings
27.1     Financial Data Schedule