Form 10-Q
period 1996-09-30
PETES BREWING CO
filed 1996-11-14
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the third quarterly period ended September 30, 1996 or

/ /      Transition report pursuant to Section 13 of 15(d) of the Securities
         Exchange Act of 1934 for the transition period from                  to
                         .


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

                                  Yes  X  No
                                      ---    ---
         As of October 31, 1996, registrant had outstanding 10,708,414 shares of Common Stock.

                             PETE'S BREWING COMPANY
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

           Facing Sheet..................................................    1
           Index    .....................................................    2
Part I.    Financial Information.........................................
Item 1.    a)    Consolidated balance sheets at September 30, 1996
                 and December 31, 1995...................................    3

           b)    Consolidated statements of operations for the three
                 month period ended September 30, 1996 and 1995..........    4

           c)    Consolidated statements of operations for the nine
                 month period ended September 30, 1996 and 1995..........    5

           d)    Consolidated statements of cash flows for the nine
                 month period ended September 30, 1996 and 1995..........    6

           e)    Notes to consolidated financial statements..............    7

Item 2.    Management's discussion and analysis of financial
           condition and results of operations...........................   10

           Signature.....................................................   17

Item 6.    a) Exhibit 11.01, Computation of net income per share.........   19
              Exhibit 27.01, Financial data schedule.....................   20

           b) Reports on Form 8-K.
               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                                                   September 30,     December 31,
                                                                       1996             1995 (1)
                                                                      -------          -------

                                     ASSETS

Current assets:
   Cash and cash equivalents ..................................       $10,952          $42,960
   Available for sale securities ..............................        24,287               --
   Trade accounts receivable, net .............................         6,915            3,184
   Inventories ................................................         5,024            2,244
   Prepaid expenses and other current assets ..................         4,982              521
                                                                      -------          -------

         Total current assets .................................        52,160           48,909

Property and equipment, net ...................................         3,635            1,568
Other assets ..................................................         4,024            3,773
                                                                      -------          -------

                                                                      $59,819          $54,250
                                                                      =======          =======

                                  LIABILITIES

Current liabilities:

   Trade accounts payable and accrued expenses ................       $ 8,644          $ 5,227

         Total current liabilities ............................         8,644            5,227
                                                                      -------          -------

            Total liabilities .................................       $ 8,644            5,227
                                                                      -------          -------

                              SHAREHOLDERS' EQUITY

Preferred Shares:
   Preferred, no par value: Authorized 5,000 shares;
      issued and outstanding: none ............................            --               --

Common shares, no par value:
   Authorized:  50,000 shares; Issued and outstanding:
   10,695 at September 30, 1996 and 10,621 at December 31, 1995        48,197           47,957

Unrealized gain on securities available for sale ..............           235               --
Retained earnings .............................................         2,743            1,066
                                                                      -------          -------
         Total shareholders' equity ...........................        51,175           49,023
                                                                      -------          -------
                                                                      $59,819          $54,250
                                                                      =======          =======


(1) The information in this column was derived from the Company's audited consolidated balance sheet as of December 31, 1995.

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                         For the three months ended
                                                September 30,
                                             1996           1995
                                           --------       --------

Sales ..............................       $ 21,709       $ 19,808
Less excise taxes ..................          2,040          1,776
                                           --------       --------
   Net sales .......................         19,669         18,032
Cost of goods sold .................          9,349          9,199
                                           --------       --------
   Gross profit ....................         10,320          8,833
                                           --------       --------
Selling, advertising and
   promotional expenses ............          8,830          5,438

General and administrative expenses           1,346          1,007

Brewery transition charges .........             --          1,268
                                           --------       --------

   Total operating expenses ........         10,176          7,713
                                           --------       --------

   Income from operations ..........            144          1,120
                                           --------       --------
Interest income ....................            350             --

Interest expense ...................             --            (52)
                                           --------       --------
   Income before income taxes ......            494          1,068

Income tax provision ...............            164            461
                                           --------       --------

   Net income ......................       $    330       $    607
                                           ========       ========

Net income per share ...............       $   0.03       $   0.08
                                           ========       ========

Shares used in per share calculation         10,787          8,051
                                           ========       ========

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                           For the nine months ended
                                                 September 30,
                                             1996            1995
                                           --------        --------

Sales ..............................       $ 57,074        $ 46,144
Less excise taxes ..................          5,521           4,156
                                           --------        --------
   Net sales .......................         51,553          41,988
Cost of goods sold .................         25,160          21,139
                                           --------        --------
   Gross profit ....................         26,393          20,849
                                           --------        --------
Selling, advertising and
   promotional expenses ............         21,157          14,792

General and administrative expenses           3,773           3,171

Brewery transition charges .........             --           1,268
                                           --------        --------

   Total operating expenses ........         24,930          19,231
                                           --------        --------

   Income from operations ..........          1,463           1,618
                                           --------        --------

Interest income ....................          1,055               4

Interest expense ...................             (2)           (153)
                                           --------        --------

   Income before income taxes ......          2,516           1,469

Income tax provision ...............            839             625
                                           --------        --------

   Net income ......................       $  1,677        $    844
                                           ========        ========

Net income per share ...............       $   0.15        $   0.10
                                           ========        ========

Shares used in per share calculation         10,856           8,053
                                           ========        ========

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                For the nine months ended
                                                                       September 30,
                                                                   1996            1995
                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .........................................       $  1,677        $    844
      Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation and amortization ...................            893             528
         Changes in operating assets and liabilities:
            Trade accounts receivable ....................         (3,731)         (5,133)
            Inventories ..................................         (2,780)         (1,650)
            Prepaid expenses and other current assets ....         (4,461)           (410)
            Trade accounts payable and accrued liabilities          3,417           5,029
                                                                 --------        --------

               Net cash used in operations ...............         (4,985)           (792)
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment ................         (2,454)           (529)
      Purchase of available for sale securities ..........        (24,052)             --

      Additions to other assets ..........................           (757)           (784)
                                                                 --------        --------

               Net cash used in investing activities .....        (27,263)         (1,313)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from note payable to a shareholder ........             --              --
      Revolving credit agreement with bank, net ..........             --           1,089
      Issuance of common shares pursuant to option plans .            240             103
                                                                 --------        --------

               Net cash provided by financing activities .            240           1,192
                                                                 --------        --------

               Net (decrease) increase in cash and
                 cash equivalents ........................        (32,008)           (913)

CASH AND CASH EQUIVALENTS:
      Beginning of period ................................         42,960           1,090
                                                                 --------        --------

      End of period ......................................       $ 10,952        $    177
                                                                 ========        ========

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

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

The following is summary of the Company's significant accounting policies:

     INTERIM FINANCIAL DATA (UNAUDITED):

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996, or for any other future periods.

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Pete's Brewing Company and its sole subsidiary Wicked Ware, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

   CONCENTRATIONS OF CREDIT RISK:

   Financial instruments which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, available for sale securities and trade accounts receivable.

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

   AVAILABLE FOR SALE SECURITIES:

   Available for sale securities consist of U.S., and municipal government obligations and corporate securities with maturities of more than ninety days. These available for sale securities are carried at market value. The available for sale securities are held in the Company's name and maintained with two large institutions.

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

                      PETE'S BREWING COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. TRADE ACCOUNTS RECEIVABLE:

   Trade accounts receivable are as follows (in thousands):

                                               September 30,      December 31,
                                                   1996               1995
                                                 -------            -------

      Trade accounts receivable ..........       $14,236            $ 7,315
      Less wholesaler deposits ...........         4,904              2,327
      Less allowance for credit notes ....         2,319              1,767
      Less allowance for doubtful accounts            98                 37
                                                 -------            -------

                                                 $ 6,915            $ 3,184
                                                 =======            =======

3.   INVENTORIES:

     Inventories are as follows (in thousands):

                                              September 30,      December 31,
                                                  1996              1995
                                                 ------            ------

      Finished goods .....................       $1,138            $  184
      Beer in progress ...................        1,022               430
      Promotional material................        2,864             1,630
                                                 ------            ------
                                                 $5,024            $2,244
                                                 ======            ======

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results". These forward-looking statements include, but are not limited to, the last sentence of the first paragraph of "Overview," the sentence in the fourth paragraph of "Overview" referencing the Company's expectation of achievement of commercial production at the new brewery, the statements in the analysis of the three months ended September 30, 1996 and 1995 under "Sales" regarding expectations for barrel shipments in the fourth quarter and sales per barrel in the fourth quarter, under "Cost of Goods Sold" regarding the expectation of cost of sales per barrel in the fourth quarter, under "Selling, Advertising and Promotional Expenses" regarding the Company's expectations for selling, advertising and promotional expenses in the fourth quarter, under "General and Administrative Expenses" regarding expectations for the remainder of 1996, under "Interest Income (Expense), Net" regarding expectations for interest earnings throughout 1996 and the statement in the last paragraph under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements.

OVERVIEW

Pete's Brewing Company ("the Company") was incorporated in California in 1986. The Company markets its beers in 49 states, the District of Columbia and the United Kingdom, through independent beverage distributors that sell to retail establishments that sell to consumers. Although the Company has established distribution in 49 states, it has concentrated selling, advertising and promotional efforts in a limited number of key markets. Seven states are "Core Markets" and accounted for approximately 50% of the Company's sales in the third quarter 1996. Accordingly, the Company believes that there is a significant opportunity for growth on a national basis. The Company intends to devote significant selling, advertising and promotional expenses to increase its market share in the other geographic regions of the United States.

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

In 1995, the Company determined that the volume of sales in California justified the construction of a new brewery. The Company plans to use most of the proceeds of its initial public offering to construct and equip a new brewery in California. Management, along with its architect, mechanical engineer, and general contractor, is currently in the process of completing a final feasibility study to be approved by the Company's Board of Directors, prior to the acquisition of land. The Company expects to achieve commerical production approximately two years after acquiring land.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of sales for the periods indicated:

                                              Three months ended           Nine months ended
                                                 September 30,                September 30,
                                              1996          1995           1996          1995
                                             ------        ------         ------        ------

Sales ..............................          110.4%        109.8%         110.7%        109.9%
Less excise taxes ..................           10.4           9.8           10.7           9.9
                                             ------        ------         ------        ------
  Net sales ........................          100.0         100.0          100.0         100.0
Cost of goods sold .................           47.5          51.0           48.8          50.3
                                             ------        ------         ------        ------
    Gross profit ...................           52.5          49.0           51.2          49.7
                                             ------        ------         ------        ------
Selling, advertising and promotional
 expenses ..........................           44.9          30.2           41.0          35.2
General and administrative expenses             6.9           5.5            7.3           7.6
Brewery transition charges .........            --            7.0            --            3.0
                                             ------        ------         ------        ------
    Total operational expenses .....           51.8          42.7           48.3          45.8
                                             ------        ------         ------        ------
      Income from operations .......            0.7           6.3            2.9           3.9
Interest income (expense), net .....            1.8          (0.3)           2.0          (0.4)
                                             ------        ------         ------        ------
      Income before income taxes ...            2.5           6.0            4.9           3.5
Income tax provision ...............            0.8           2.5            1.6           1.5
                                             ------        ------         ------        ------
        Net income .................            1.7%          3.5%           3.3%          2.0%
                                             ======        ======         ======        ======

The following tables sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                                Three months ended              Nine months ended
                                                    September 30,                  September 30,
                                                1996           1995            1996           1995
                                              --------       --------        --------       --------

Sales ..............................          $ 186.50       $ 191.94        $ 182.99       $ 187.35
Less excise taxes ..................             17.53          17.21           17.70          16.87
                                              --------       --------        --------       --------
  Net sales ........................            168.97         174.73          165.29         170.48
Cost of goods sold .................             80.32          89.14           80.67          85.83
                                              --------       --------        --------       --------
    Gross profit ...................             88.65          85.59           84.62          84.65
                                              --------       --------        --------       --------
Selling, advertising and promotional
 expenses ..........................             75.86          52.69           67.83          60.06
General and administrative expenses              11.56           9.76           12.10          12.88
Brewery transition charges .........             --             12.29           --              5.15
                                              --------       --------        --------       --------
    Total operational expenses .....             87.42          74.74           79.93          78.09
                                              --------       --------        --------       --------
      Income from operations .......              1.23          10.85            4.69           6.56
Interest income (expense), net .....              3.01          (0.50)           3.38          (0.60)
                                              --------       --------        --------       --------
      Income before income taxes ...              4.24          10.35            8.07           5.96
Income tax provision ...............              1.41           4.47            2.69           2.54
                                              --------       --------        --------       --------
        Net income .................          $   2.83       $   5.88        $   5.38       $   3.42
                                              ========       ========        ========       ========

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

SALES. Sales increased by 9.6% from $19.8 million in the three months ended September 30, 1995 ("the Third Quarter of 1995") to $21.7 million in the three months ended September 30, 1996 ("the Third Quarter of 1996"). Sales volume increased 12.8% from 103,200 barrels sold in the Third Quarter of 1995 to 116,400 barrels sold in the Third Quarter of 1996. The increase in sales was primarily attributable to growth in sales volume in existing markets and, to a lesser extent, increased sales volume resulting from expansion into new geographic markets. The increased sales volume reflected increased sales of the Company's new products; Pete's Wicked Pale Ale, Pete's Wicked Strawberry Blonde, Pete's Wicked Multi Grain and Pete's Wicked Maple Porter, which were introduced in late June of 1996, offset by the reduced sales of the Company's other year-round products. The inventory build at wholesale discussed in the Company's June 30, 1996 form 10-Q has been resolved and the Company expects barrel shipments to increase between 3% and 5% for the fourth quarter. Sales per barrel decreased from $191.94 in the Third Quarter of 1995 to $186.50 in the Third Quarter of 1996. Sales per barrel was higher than expected at $186.50 due to changes in the mix between bottled and keg beer from the quarter ended June 30, 1996. Sales per barrel is expected to range between $176 and $180 for the fourth quarter, in anticipation of a higher keg to bottled beer ratio for the fourth quarter of 1996.

EXCISE TAXES. Federal and state excise taxes increased by 14.9% from $1.8 million in the Third Quarter of 1995 to $2.0 million in the Third Quarter of 1996. Excise taxes as a percentage of net sales increased from 9.8% to 10.4% for the Third Quarter of 1996. Excise taxes per barrel sold increased from $17.21 in the Third Quarter of 1995 to $17.53 in the Third Quarter of 1996. The increase in excise taxes was attributable to the increase in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume for the year surpasses 60,000 barrels. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1996.

COST OF GOODS SOLD. Cost of goods sold increased 1.6% from $9.2 million in the Third Quarter of 1995 to $9.3 million in the Third Quarter of 1996 reflecting the increase in volume of beer sold. Cost of goods sold as a percentage of net sales decreased from 51.0% in the Third Quarter of 1995 to 47.5% in the Third Quarter of 1996. Cost of goods sold per barrel sold decreased from $89.14 in the Third Quarter of 1995 to $80.32 in the Third Quarter of 1996. The decreases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to reduced packaging material costs due to purchasing economies of scale and reduced manufacturing services fees charged under the Company's Agreement with Stroh. Transportation expenses are a significant component of cost of goods sold. Transportation expenses decreased 5.9% from $1.7 million in the Third Quarter of 1995 to $1.6 million in 1996. Transportation expenses as a percentage of net sales decreased from 9.3% in the Third Quarter of 1995 to 8.0% in the Third Quarter of 1996. Transportation expenses per barrel sold decreased from $16.21 per barrel in the Third Quarter of 1995 to $13.55 per barrel in the Third Quarter of 1996. The decrease in transportation expenses as a percentage of net sales and per barrel sold were primarily due to cost savings realized by shipping beer to east coast distributors from the Stroh Winston Salem, North Carolina brewery during the Third Quarter of 1996. Additionally, lower shipment volume in California and a lower keg to bottled beer ratio for the Third Quarter of 1996 when compared to the same period in 1995 contributed to the decrease in transportation expenses for the Third Quarter of 1996.

The Company expects that cost of sales per barrel for the fourth quarter will be between $78 and $80 per barrel, due to volume discounts from Stroh offset by higher production costs of the Company's seasonal beers scheduled for production in the fourth quarter.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 62.4% from $5.4 million in the Third Quarter of 1995 to $8.8 million in the Third Quarter of 1996. Selling, advertising and promotional expenses as percentage of net sales increased from 30.2% in the Third Quarter of 1995 to 44.9% in the Third Quarter of 1996. Selling, advertising and promotional expenses per barrel sold increased from $52.69 in the Third Quarter of 1995 to $75.86 in the Third Quarter of 1996. The increases were attributable to higher advertising costs, increased headcount and payroll and point-of-sale material expenditures and provisions made for disposal of excess production of the Company's summer seasonal product.

As discussed in the Company's June 30, 1996 Form 10-Q, selling, advertising and promotional expenses ("Brand Investment") were expected to be between $65 and $70 per barrel for the third quarter. Selling, advertising and promotional expenses were higher at $75.86 per barrel for the Third Quarter of 1996 due to provisions made for disposal of excess production of the Company's summer seasonal product. The Company expects selling, advertising and promotional expenses to be between $65 and $70 per barrel during the fourth quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 33.7% from $1.0 million in the Third Quarter of 1995 to $1.3 million in the Third Quarter of 1996. General and administrative expenses as a percentage of net sales increased from 5.5% in the Third Quarter of 1995 to 6.9% in the Third Quarter of 1996. General and administrative expenses per barrel sold increased from $9.76 in the Third Quarter of 1995 to $11.56 in the Third Quarter of 1996. The increase in general and administrative expenses resulted primarily from increased headcount and payroll costs, rental expense due to expansion of office space, and increased professional fees associated with the Company's status as a publicly traded entity. The Company expects general and administrative expenses to be consistent with the levels experienced during the Third Quarter of 1996, for the remainder of 1996.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, increased $402,000 from a net interest expense of $52,000 in the Third Quarter of 1995 to a net interest income of $350,000 in the Third Quarter of 1996. The increase reflected earnings from investment of the net proceeds of the Company's November 1995 public offering. The Company anticipates interest earnings to remain at these levels throughout 1996.

INCOME TAX PROVISION The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax provision takes into account the effects of state income taxes, offset by the utilization of net operating loss carryforwards. Income taxes in the Third Quarter of 1996 were below the federal statutory rate (34%) as a result of non-taxable income in the Third Quarter of 1996 and were offset by state taxes and non-deductible expenses in the Third Quarters of 1996 and 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

SALES. Sales increased by 23.7% from $46.1 million for the nine months ended September 30, 1995 ("the First Nine Months of 1995") to $57.1 million for the nine months ended September 30, 1996 ("the First Nine Months of 1996"). Sales volume increased 26.63% from 246,300 barrels sold in the First Nine Months of 1995 to 311,900 barrels sold in the First Nine Months of 1996. The increase in sales was primarily attributable to growth in sales volume in existing markets and, to a lesser extent, increased sales volume resulting from expansion into new geographic markets. Sales per barrel decreased from $187.35 in the First Nine Months of 1995 to $182.99 in the First Nine Months of 1996. The First Nine Months' percentage and per barrel changes are consistent with those discussed in the Three Months Ended September 30, 1996 and 1995 section of the Results of Operations.

EXCISE TAXES. Federal and state excise taxes increased by 32.8% from $4.1 million in the First Nine Months of 1995 to $5.5 million in the First Nine Months of 1996. Excise taxes as a percentage of net sales increased from 9.9% for the First Nine Months of 1995 to 10.7% for the First Nine Months of 1996. Excise taxes per barrel sold increased from $16.87 in the First Nine Months of 1995 to $17.70 in the First Nine Months of 1996. The increase in excise taxes was attributable to the increase in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume for the year surpasses 60,000 barrels. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1996, and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1996 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold increased 19.0% from $21.1 million in the First Nine Months of 1995 to $25.2 million in the First Nine Months of 1996 reflecting the increase in volume of beer sold. Cost of goods sold as a percentage of net sales decreased from 50.3% in the First Nine Months of 1995 to 48.8% in the First Nine Months of 1996. Cost of goods sold per barrel sold decreased from $85.83 in the First Nine Months of 1995 to $80.67 in the First Nine Months of 1996. The First Nine Months' percentage and per barrel changes are consistent with those discussed in the Three Months Ended September 30, 1996 and 1995 section of the Results of Operations.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 43.0% from $14.8 million in the First Nine Months of 1995 to $21.2 million in the First Nine Months of 1996. Selling, advertising and promotional expenses as percentage of net sales increased from 35.2% in the First Nine Months of 1995 to 67.83% in the First Nine Months of 1996. Selling, advertising and promotional expenses per barrel sold increased from $60.06 in the First Nine Months of 1995 to $67.83 in the First Nine Months of 1996. The First Nine Months' percentage and per barrel changes are consistent with those discussed in the Three Months Ended September 30, 1996 and 1995 section of the Results of Operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19.0% from $3.2 million in the First Nine Months of 1995 to $3.8 million in the First Nine Months of 1996. General and administrative expenses as a percentage of net sales decreased from 7.6% in the First Nine Months of 1995 to 7.3% in the First Nine Months of 1996. General and administrative expenses per barrel sold decreased from $12.88 in the First Nine Months of 1995 to $12.10 in the First Nine Months of 1996. General and administrative expenses decreased as a percentage of sales and on a per barrel basis for the First Nine Months of 1996 when compared to the same period in 1995 due to sales and shipment growth of 23.7% and 26.6% respectively, in excess of the absolute increase in general and administrative expenses of only 19.0% for the same period.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, increased $1.2 million from a net interest expense of $149,000 in the First Nine Months of 1995 to a net interest income of $1.1 million in the First Nine Months of 1996. The increase reflected earnings from the net proceeds of the Company's November 1995 public offering.

INCOME TAX PROVISION The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax provision takes into account the effects of state income taxes, offset by the non-taxable income. Income taxes in the First Nine Months of 1996 were below the federal statutory rate (34%) as a result of state taxes and non-deductible expenses offset by non-taxable interest income and above the federal statutory rate (34%) in the First Nine Months of 1995 due to non-deductible expenses and state taxes.

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $32.0 million in the First Nine Months of 1996 as compared to a decrease of $913,000 in the First Nine Months of 1995. The Company used $5.0 million in cash from operations in the First Nine Months of 1996 as compared to a use of $792 ,000 for the First Nine Months of 1995. The increase of the uses of cash from operations resulted primarily from the $4 million increase in prepaid expenses and other current assets. During the first six months of 1996 the Company deposited with Stroh $4 million to earn purchase discounts on packaging and other raw materials used in the production of the Company's products. Earnings from these discounts are credited to cost of goods sold. These funds, recorded in prepaid expenses and other current assets, will be returned to the Company at its request.

The Company's investing activities consisted of purchases of available for sale securities, purchases of new kegs approximating $1.8 million, and expenditures in connection with the feasibility study for the Company's California Brewery project. The expenditures made in connection with this project consist primarily of professional fees. Management, along with it's architect, mechanical engineer and general contractor is currently in the process of completing a final feasability study to be approved by the Company's Board of Directors, prior to the acquisition of land.

The only significant financing activity in the First Nine Months of 1996 was the issuance of common stock to employees of the Company under the Company's employee stock purchase plan which provided $230,000 of cash flow. In the First Nine Months of 1995, the principal financing activities included net proceeds from the revolving credit agreement of $1.1 million.

As of September 30, 1996, the Company had $43.5 million in working capital as compared with a working capital deficit of $645,000 as of September 30, 1995. The increase was primarily due to the proceeds from the Company's initial public offering invested in cash and cash equivalents and available for sale securities and an increase in accounts receivable related to continued profitable operations. The Company anticipates that its current cash and available for sale securities and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

RISKS IN ACHIEVING FORWARD-LOOKING STATEMENTS

The Company relies upon Stroh at all phases of the production of its beers. The Company's relationship with Stroh is therefore critical to the Company's business, operating results and financial condition. The Company's dependence on Stroh entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable for any reason, to meet the Company's delivery commitments or if beer brewed at the Stroh brewery failed to satisfy the Company's quality requirements.

Competition in the specialty beer segment of the domestic beer market, in which the Company competes, is intense. The principal competitive factors affecting the market for the Company's beers include product quality and taste, packaging, brand recognition, price and distribution capabilities. There can be no assurance that the Company will be able to compete successfully against current and future competitors based on these and other factors. The Company competes with a variety of domestic and international brewers, many of whom have substantially greater financial, production, distribution, and marketing resources and have achieved a higher level of brand recognition than the Company. Increased competition could result in price reductions, reduce profit margins and loss of market share, all of which would have a material adverse affect on the Company's business, financial condition and results of operations.

The Company is highly dependent on distributors to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. There can be no assurance that the Company's distributors will devote the resources necessary to provide effective sales and promotion support to the Company. The Company believes that its future growth and success will continue to depend in large part upon its distributors. If one or more significant distributors were to discontinue selling, or decrease the level of orders for, the Company's products, the Company's business would be adversely affected in the areas serviced by such distributors until the Company retained replacements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Pete's Brewing Company



Dated: November 14, 1996          By  /s/ James E. Collins
                                     -----------------------------------------
                                  James E. Collins, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

                                                              SEQUENTIALLY
                                                                  NUMBERED
         EXHIBIT                                                      PAGE
--------------------------------------------------------------------------------

         11.1     Computation of per share earnings                     19

         27.1     Financial data schedule                               20