Form 10-K405
period 1996-12-31
PETES BREWING CO
filed 1997-03-31
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                              Name of each exchange
               Title of each class             on which registered
               -------------------            ---------------------
                      None                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                         Preferred Share Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X         No
                                 -----           -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately $37,395,503. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 28, 1997, registrant had outstanding 10,715,769 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1997. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

         The information contained in this Report includes forward-looking statements, based on current expectations, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Pete's Brewing Company that could cause such material differences are identified below in Part I, Item 1 of this report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's 1996 Annual Report to Shareholders, which is incorporated by reference into Part II, Item 7 of this Report.

ITEM 1.           BUSINESS

         Pete's Brewing Company ("Pete's" or the "Company") is the second largest major domestic craft brewer in the United States. The Company currently markets its 12 distinctive full-bodied beers in 49 states, the District of Columbia and the United Kingdom under the "Pete's Wicked" brand name. Pete's Wicked Ale, the Company's flagship beer has won 17 awards for excellence since it was introduced in 1986. In addition, Pete's currently markets Pete's Wicked Bohemian Pilsner, Pete's Wicked Honey Wheat, Pete's Wicked Amber Ale, Pete's Wicked Summer Brew and Pete's Wicked Winter Brew. In order to appeal to varying consumer preferences, in July 1996 the Company diversified its product line by introducing and marketing four new beers, Pete's Wicked Pale Ale, Pete's Wicked Maple Porter, Pete's Wicked Strawberry Blonde and Pete's Wicked Multi Grain. By year end, Pete's completed its calendar of seasonal offerings with the introduction of Pete's Wicked Oktoberfest and Pete's Wicked Mardi Gras to provide a seasonal bridge between the number-one selling craft beer in their respective seasons, Pete's Wicked Summer Brew and Pete's Wicked Winter Brew.

INDUSTRY BACKGROUND

         The Company participates in the craft beer segment of the estimated $50 billion domestic beer market. The domestic craft beer segment, which includes brewpubs, microbreweries, regional breweries and custom brewers, represented approximately 4% of total domestic beer retail sales in 1996. Craft beers are generally brewed according to traditional German or English recipes and tend to be more full-bodied and more bitter in taste than mass produced domestic beers. As a result, these amber lagers and ales, stouts, porters, bocks, German recipe wheat beers and seasonal brews tend to be more flavorful and fresher tasting. The domestic craft beer segment grew at an annual rate of approximately 36% for the year ended December 31, 1996, while volume in the overall domestic beer market has remained relatively flat. The Company believes that this growth in the craft beer segment has resulted from several factors. Craft brewers produce high quality, full-bodied, distinctive styles of beer and convincingly promote the notion that beer "made in small batches" from "all natural ingredients" is better than mass produced domestic and imported products, particularly powerful in light of the trend among large brewers to minimize costs through the use of lower cost adjuncts. The increased consumer demand for craft beers allows for a price premium relative to mass produced beers. This price premium results in higher profit margins throughout the distribution channel motivating distributors and retailers to carry and promote products of the craft beer segment. Finally, consumers' interest in beer making and brewing history has flourished, as demonstrated by the growth of related industries such as homebrewing, beer festivals, consumer publications devoted to beer and the popularity of beer celebrities.

         In general, three types of brewers produce beers that compete with the Company's beers: the major domestic producers, the import beer companies and craft brewers. The major domestic producers, seeking to capitalize on the growth in the craft beer segment, have begun to produce and market fuller-bodied beers designed to appeal to consumers of craft beers. The brewers of imported beers from Holland, Germany, Canada and Mexico were the first to provide beers to address and to benefit from shifting consumer preferences toward fuller-bodied, better-tasting beers. There are approximately 1,200 craft brewers in the United States, falling into four main categories: brewpubs, microbrewers, regional brewers and custom brewers. Brewpubs, consisting of bars and restaurants, produce at least 50% of their product for on-site consumption. Microbrewers, generally defined within the industry as brewers of less than 15,000 barrels of beer annually, generally have very limited distribution. Regional brewers typically own and operate their own breweries to produce between 15,000 and 2,000,000 barrels of beer annually. While the regional craft brewers have strong presences in their geographic regions, they generally have less distribution and market share outside of their home region and transportation costs and less-than-ideal locations are barriers to achieving full scale national distribution. In addition, regional brewers typically invest substantially all of their resources in building and maintaining breweries, leaving little to invest in sales and marketing activities. Such brewers rely primarily on word of mouth and occasional media attention to promote their growth. Custom brewers utilize excess brewing capacity within the industry to produce their beers according to proprietary recipes. The custom brewers devote their resources toward advertising and promotion of their craft beers, rather than a capital-intensive brewing operation.

         Large national brewers have long dominated the overall beer industry in the United States, of which the craft beer segment forms only a small portion. As a result of extensive consolidation, the United States beer industry is highly concentrated, with five companies--Anheuser-Busch Companies, Inc., Miller Brewing Company, Inc., Stroh Brewery Co., Adolf Coors Co. and Pabst Brewing Co.--accounting for over 88% of domestic beer shipments in 1996. The large domestic beer producers generally offer an homogeneous selection of beers designed for mass appeal. These beers, principally light-bodied lagers and pilsners, are brewed using low-cost mass production techniques, lower cost adjuncts, such as rice and corn, and relatively less hops. In contrast to the substantial growth in the craft beer segment in recent years, over the last 10 years, overall growth in the domestic beer market has been relatively low, with volume growing at an annual rate of less than 1% since 1984. Adult per capita annual beer consumption in the United States has also declined slightly. The Company believes that this low growth rate and reduced beer consumption can be attributed to a variety of factors, including increased concerns about the health consequences of consuming alcoholic beverages; safety consciousness and concerns about drinking and driving; a trend toward a diet including lighter, lower calorie beverages such as diet soft drinks, juices and sparkling water products; the increased activity of anti-alcohol consumer protection groups; an increase in the minimum drinking age from 18 to 21 years in all states; the general aging of the population; and increased federal and state excise taxes. The growing consumer trend toward moderation in alcohol consumption has benefitted craft beers by resulting in beer drinkers' selective consumption of one or two better tasting beers per sitting.

STRATEGY

         The Company's objective is to become the leading brewer of high quality craft beers in the United States. Key elements of the Company's business strategy to increase market share and profitability include the following:

                  Brand Investment. The Company devotes significant financial resources to innovative selling, advertising and promotional activities designed to build brand awareness and a high level of consumer loyalty. Through participation in trade shows, other beer industry events and co-founder Pete Slosberg's beer education seminars, the Company seeks to educate distributors, retailers and consumers about the craft beer industry and the Company's beers. In 1996, 1995 and 1994, selling, advertising and promotional expenses represented 42.0%, 36.4% and 34.3%, respectively, of the Company's net sales.

                  The Company markets all of its beers under the "Pete's Wicked" trademarks in order to concentrate its marketing efforts behind a single brand name. Research conducted by the Company indicates that consumers in the Company's target market are attracted to the "Pete's Wicked" brand name and associate both quality and fun with the brand. In addition, the "Pete's Wicked" brand is versatile, amenable to brand expansion and is not constrained by regional or provincial connotations.

                  Through ongoing consumer research, the Company seeks to gain further understanding of the craft beer category as it exists today and changes over time, in particular with respect to the "Pete's Wicked" brand and advertising awareness, consumption patterns and craft beer consumer demographics. In June 1996, the Company initiated a radio advertising campaign in the United States. The Company's radio advertising campaign featuring the Company's co-founder, Pete Slosberg, concentrated on communicating the Company's variety of products. The Company intends to continue to expend significant resources on selling, advertising and promotion to increase its market share in key geographic regions in the United States. The Company's advertising and promotional activities which have promoted the Company's image as a small and innovative brewer, with a personal and inviting character behind the label, a unique brand name and high quality beers will be subject to review in the Company's consumer research in order to strengthen such advertising and promotional activities.

                  Cost Efficient, High Quality Brewing. Since inception, the Company has taken advantage of the excess capacity in the domestic brewing industry by utilizing breweries of independent companies to custom brew the Company's beers under the Company's on-site supervision and pursuant to the Company's proprietary recipes. The Company assures the quality of its beers by selecting specialty malts and hops, controlling the custom brewing operations and by following advanced brewing industry guidelines for in-process and finished product testing. In general, the custom brewing strategy allows the Company to (i) devote significant financial resources to sales, promotion and advertising activities, (ii) maintain strong sales growth with a relatively lean infrastructure and (iii) secure access to the brewing capacity required to efficiently distribute its beers nationally, while maintaining high quality across its product offerings.

                  The Company has a strategic alliance with The Stroh Brewery Company ("Stroh") pursuant to which the Company custom brews all of its beers at the breweries of Stroh. In August 1995, the Company began shipping products brewed at the St. Paul, Minnesota Stroh brewery. In March 1996, the Company began shipping products brewed at the Winston-Salem, North Carolina Stroh brewery. Under the Company's long-term brewing agreement with Stroh (the "Stroh Agreement"), the Company has reduced its production costs. The Company will have the ability to strategically utilize multiple brewing sites in different geographic regions of the United States to reduce transportation costs and delivery times to distributors. The Company believes that utilizing multiple breweries of a single brewer provides advantages over utilizing several different brewers, including ease of management of operations, uniformity of product quality and ability to use a single management information system. In connection with the Stroh Agreement, the Company issued a warrant to Stroh to purchase 1,140,284 shares of the Company's Common Stock and an executive officer of Stroh joined the Company's Board of Directors.

                  National Distribution Network. The Company's strategy is to expand market share in key markets of the United States by leveraging its established national distribution network to increase retail account distribution. The Company has recently expanded its distribution network to include 49 states, the District of Columbia and the United Kingdom. The Company has invested significant resources to educate distributors and retailers about promoting and selling the Company's beers and the craft beer segment in general. The Company chooses distributors in each market that will devote significant attention and resources to the promotion and sale of the Company's beers. These distributors may be wine and spirits distributors or traditional beer wholesalers.

                  Product Diversity and Quality. The Company intends to continue to expand its product line with additional beers designed to appeal to varying consumer preferences. The Company has successfully formulated and introduced six new beers in 1996. These new beers accounted for 22% of sales in 1996. The Company currently markets 12 distinctive full-bodied craft beers, consisting of eight year-round products and four seasonal brews. The Company's beers, ranging from brown to amber to gold colors, all bear the "Pete's Wicked" brand name and allow the Company to appeal to a broad range of consumers. The Company intends to establish a selection of year-round and seasonal beers that will attract consumers to craft beers and allow them to explore new tastes. The company brews its beers using only water, malt, hops, yeast and natural spices and flavors. The Company uses no additives, adjuncts or preservatives in the brewing process.

PETE'S WICKED BREWS

          The Company produces 12 distinctive beers under the "Pete's Wicked" brand name. The Company introduced six new beers in 1996. The Company positions all of its products as full-bodied beers of the highest quality. The Company's products contain no artificial preservatives and are made only from high quality natural ingredients. The Company brews its beer using only water, malt, hops, yeast and natural spices and flavors and does not utilize additives or adjuncts to extend the natural ingredients. The Company's beers have won numerous awards for excellence. The Company's net sales and barrels of beer sold have grown rapidly from $2.5 million and 14,700 barrels, respectively, in 1991 to $70.6 million and 425,600 barrels, respectively, in 1996, representing a compound annual growth in net sales and in barrels of 95.1% and 96.0%, respectively.

       Brands

          The Company offers the following Pete's Wicked brews:

                  Pete's Wicked Ale. Introduced in 1986, the Company's flagship beer, Pete's Wicked Ale, is a dark amber beer with a medium body, malt richness and strong hop flavor. Pale, chocolate and caramel malts provide the beer's distinctive roasted flavor and a complex blend of Cascade and rare Brewer's Gold hops create a floral aroma.

                  Pete's Wicked Bohemian Pilsner. Introduced in 1992 as Pete's Wicked Lager, Pete's Wicked Bohemian Pilsner is a pilsner beer brewed with Saaz hops. A combination of pale and caramel malts enhances the full body and rich color of Pete's Wicked Bohemian Pilsner, resulting in a spicy, fruity pilsner with a hop bitterness.

                  Pete's Wicked Amber Ale. Introduced in August 1994 as Pete's Wicked Red, Pete's Wicked Amber Ale is a full-bodied red amber ale. A blend of pale, caramel and Munich malts contribute to the beer's nutty malt character and rich red hue. Yakima Cluster and Cascade hops along with late-kettled Tettanger hops provide the floral aroma of Pete's Wicked Amber Ale.

                  Pete's Wicked Honey Wheat. Introduced in July 1995, Pete's Wicked Honey Wheat is a richly colored, delicately malted wheat beer. The honey flavor naturally enhances the depth of the malt and hop flavors for a rich, smooth taste. Late-kettled hopping with a blend of Tettanger and Cascade hops adds a slightly fruity aroma. The beer is unfiltered to retain the distinctive honey-flavored finish.

                  Pete's Wicked Winter Brew. Introduced in the winter of 1993, Pete's Wicked Winter Brew is a seasonal amber ale with a raspberry aroma and taste. This holiday offering is available annually from the Fall through the Winter.

                  Pete's Wicked Summer Brew. Introduced in April 1995, Pete's Wicked Summer Brew is made with pale and wheat malt to create a golden color and all malt flavor. Tettanger hops deliver a crisp hop bite and light carbonation is added. A delicate hint of natural lemon flavor is added. This summer offering is available annually from April to August. The Company believes that Pete's Wicked Summer Brew was the number one selling craft summer seasonal beer in the United States in 1995 and 1996.

                  Pete's Wicked Pale Ale. Introduced in July 1996, Pete's Wicked Pale Ale has a medium body and color and is initially sweet yet spicy with a lingering bitter finish. Cascade and Cluster hops blended with imported Czech Saaz hops deliver an intense bitter aroma and flavor.

                  Pete's Wicked Maple Porter. Introduced in July 1996, Pete's Wicked Maple Porter has a sweet maple aroma and roasted malt character that dominate the tall bodied dark porter. This brew is a new twist on a favorite English beer style of the 1700s.

                  Pete's Wicked Multi Grain. Introduced in July 1996, Pete's Wicked Multi Grain is an innovative blend of oats, rye, wheat and barley with a copper color and subtle sweetness. The rye adds a unique spicy note and the oats contribute to the smooth, balanced taste.

                  Pete's Wicked Strawberry Blonde. Introduced in July 1996, Pete's Wicked Strawberry Blonde is a light bodied brew with a refreshingly sweet strawberry aroma. The color is golden, but with a reddish hue.

                  Pete's Wicked Mardi Gras. Introduced in December 1996, Pete's Wicked Mardi Gras is a light-bodied brew enhanced with a hint of ginger. This limited release beer offers a taste of the celebration held annually in New Orleans, Louisiana.

                  Pete's Wicked Oktoberfest. Introduced in August 1996, Pete's Wicked Oktoberfest is a traditional Bavarian celebration brew created in the classic Marzen (Oktoberfest) style. This copper colored, medium-bodied brew has a sweet, caramel nutty flavor with balancing bitterness.

           Awards for Excellence

          The Company's beers have won numerous awards for excellence. In 1996, the Company's beers won 12 different awards. The following table lists certain awards and distinctions achieved by the Company's beers:

PETE'S WICKED ALE

1997 SILVER MEDAL: Ale Category                World Beer Championship
1997 GOLD MEDAL: Brown Ale Category            Cheers One World Festival, Florida
1996 GOLD MEDAL: Brown Ale Category            World Beer Championships
1996 SILVER MEDAL: Brown Ale Category          All American Beer Festival, Houston
1995 BRONZE MEDAL: American Brown Ale          Great American Beer Festival(R), Denver
1995 SILVER MEDAL: Brown Ale Category          World Beer Championships
1994 SILVER MEDAL: Brown Ale Category          World Beer Championships
1992 GOLD MEDAL: American Brown Ale            Great American Beer Festival(R), Denver
1992 BEST ALE                                  Atlanta Tribune Tasting, Atlanta
1991 1ST PLACE BROWN ALES                      Twin Cities Reader Poll, Minneapolis
1991 2ND PLACE ALL STYLES                      Los Angeles Times Tasting, LA
1990 BEST BROWN ALE                            Great American Beer Tasting, New York
1990 2ND PLACE ALE                             Milwaukee Beer Festival, Milwaukee
1988 SILVER MEDAL                              KPBS International Beer Festival, San Diego

1988 SILVER MEDAL:                   Great American Beer Festival(R), Denver
  Brown Ale Category
1987 SILVER MEDAL:                   Great American Beer Festival(R), Denver
  Ale Category
1987 1ST PLACE ALL STYLES            Bay Guardian Competition, San Francisco

PETE'S WICKED AMBER ALE

1997 SILVER MEDAL:                   World Beer Championships
  Amber Ale Category
1996 SILVER MEDAL:                   World Beer Championships
  Amber Ale Category
1995 SILVER MEDAL:                   World Beer Championships
  Amber Ale Category

PETE'S WICKED BOHEMIAN PILSNER

1997 SILVER:                         Cheers One World Festival, Florida
  Pilsner Category
1996 GOLD MEDAL:                     World Beer Championships
  Pilsner Category
1996 BRONZE MEDAL:                   All American Beer Festival, Houston
  Lager Category
1995 GOLD MEDAL:                     World Beer Championships
  Pilsner Category
1995 SILVER MEDAL:                   California Beer Festival
  Traditional Pilsen
1994 GOLD MEDAL:                     World Beer Championships
  Pilsner Category
1993 GOLD MEDAL                      Great International Beer Tasting, Denver

PETE'S WICKED HONEY WHEAT

1997 GOLD MEDAL:                     Cheers One World Beer Festival, Florida
  Flavored Wheat Category
1996 SILVER MEDAL:                   World Beer Championships
  Flavored Wheat Category
1996 SILVER MEDAL:                   All American Beer Festival. Houston
  Wheat Category
1996 BEST HONEY BEER                 World Expo of Beer "People's Choice", MI
1995 SILVER MEDAL:                   World Beer Championships
  Herb & Spice Category

PETE'S WICKED STRAWBERRY BLONDE

1996 SILVER MEDAL:                   World Beer Championship
  Fruit Beer Category

PETE'S WICKED MAPLE PORTER

1996 SILVER MEDAL:                   World Beer Championship
  Herb-Spice Flavored Category

PETE'S WICKED PALE ALE

1997 SILVER MEDAL:                   World Beer Championships
  Pale Ale Category

PETE'S WICKED SUMMER BREW

1996 BEST PALE ALE                   World Expo of Beer "People's Choice", MI
1995 SILVER MEDAL:                   World Beer Championships
  Fruit Beer Category

PETE'S WICKED OKTOBERFEST

1996 SILVER MEDAL: Oktoberfest Category                World Beer Championship

PETE'S WICKED WINTER BREW

1997 SILVER MEDAL: Winter Ale Category                 World Beer Championships
1995 SILVER MEDAL: Fruit Flavored Category             California Beer Festival
1993 NINKASI AWARD                                     Based on one of the homebrew recipes by
                                                       the 1993 National Homebrew Grand Champion

       Packaging

         The label imagery on the Pete's bottle and the other graphics on the packaging containers are the primary communication with the consumer at the point of sale. For this reason the Company has invested significant resources to design, develop and protect the product package designs and artwork. All of the Company's bottles include visually appealing labels and a descriptive message from Pete. In 1990, the distinctive packaging for Pete's Wicked Ale won a Clio Award for the Best International Beer Packaging. In July 1996, the Company initiated a uniform packaging re-design of the "Pete's Wicked" brand. The Company packages its beers in bottles or kegs and sells to distributors in four packaging formats. Six packs contain six 12-ounce bottles in an open-top, logo emblazoned pressboard carrier. Twelve packs contain 12 12-ounce bottles in a sealed, logo emblazoned cardboard container. In March 1990, the Company introduced 22-ounce "big bottles" sold individually at the retail level. The oversized bottles have been popular trial packages with first-time purchasers that are experimenting with several types and brands of craft beers. For distribution to pubs, bars and restaurants, the Company packages draught beer in kegs. One keg holds one half barrel or 15.5 gallons.

       Research and Product Development

         Research and product development activities are on-going. Opportunities identified by the Company are formulated and developed by the Company's Brewmaster, Pat Couteaux. Mr. Couteaux has 15 years of experience in the brewing industry, most recently with G. Heileman Brewing Co., and holds a master's degree in Brewing Science from the Technical University of Munich at Weihenstephan, Germany. He is in charge of establishing quality control limits, developing new beers, managing raw material selection, optimizing efficiency and educating Company personnel regarding taste and other qualities. Since most beer types fall into major categories or subcategories, an extensive development process is not required to bring a new product to market.

         The sale of a limited number of beers has accounted for substantially all of the Company's sales since inception. The Company believes that the sale of its currently offered beers will continue to account for a significant portion of sales for the foreseeable future. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these beers. There can be no assurance that the Company's beers will continue to achieve market acceptance. A decline in the demand for the Company's beers as a result of competition, changes in consumer tastes and preferences, government regulation or other factors would have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company will be successful in developing, introducing and marketing additional new beers that will sustain sales growth in the future.

ADVERTISING AND PROMOTION

         The Company's marketing programs emphasize the "Pete's Wicked" brand name and are generally designed to promote brand recognition and trial of the Company's products. The Company targets its marketing efforts at adults, ages 21 to 39, which the Company believes form the most significant group contributing to the growth of the craft beer industry. The Company's advertising and promotion activities focus on the Company's microbrewing origins and the high quality of its beers. The Company has successfully maintained its microbrewery heritage while expanding distribution and sales.

         The Company uses a combination of educational and promotional programs aimed at distributors, retailers and consumers, radio and print advertising, public relations activities, attendance at trade shows and other craft beer industry events and consumer communications to market its products.

         The Company has undertaken a number of marketing initiatives that have strengthened its franchise and role as an industry innovator. By promoting Pete Slosberg as a beer enthusiast, the Company has the only national brand identified with an individual deemed to be a true "beer folk hero." Additional innovations, such as an (800) line and catalog of Wicked Ware clothing, further differentiate the label from other brands and help to keep the Company close to the consumer. In addition, the Company initiated a radio advertising campaign in the second half of 1996. In 1996, the Company completed its seasonal line of beers with the introduction of Pete's Wicked Mardi Gras and Pete's Wicked Oktoberfest which are available between the Pete's Wicked Summer Brew and Pete's Wicked Winter Brew selling seasons. Also in 1996, the Company introduced a direct mail and consumer membership program, VIPete's, which the Company believes to be the first national loyalty program introduced by a craft brewer. All of these marketing tools have succeeded in increasing the brand's visibility, with the Company's distributors, retailers and consumers.

         The Company believes that with the recent increased competition in the craft beer industry, it is necessary to increase advertising spending in order to increase brand loyalty among consumers. The Company intends to reduce promotional point-of-purchase spending and reallocate those resources to consumer advertising strategies.

         Educational and Promotional Programs. The Company's sales force actively educates and trains distributors and retailers about the brewing process, the craft beer segment in general and the Company's beers in particular. The Company's sales force provides a high level of support to distributors, assisting in regular planning of marketing and promotional programs and providing consumer and distributor training and education. Pete Slosberg's beer education seminars are additive to the Company's education activities. Through these efforts, the Company seeks to obtain a competitive advantage by encouraging more attention to its beers and a more effective resale effort from distributors and retailers.

         At the retail level, the Company provides creative point of sale display materials and theme promotions designed to encourage trial and repeat purchases of the Company's beers. The Company's point of sale promotional activities in 1996 included (i) a newly re-designed line of "Pete's Wicked" packaging (ii) a summer promotion entitled "Letus Gamus Beginus" encouraging mass displays at retail outlets (iii) a "Get Wicked Tonight" Halloween theme promoting the natural connection between the "Pete's Wicked" brand name and Halloween and (iv) a holiday theme promotion featuring Pete's Wicked Winter Brew in the fourth quarter. The Company's bottle labeling and package artwork also enhance the Company's visibility at the point of sale.

         Radio and Print Advertising. The Company's radio and print advertising activities feature Pete Slosberg, the Company's co-founder and spokesperson, as an everyday guy and the ultimate beer enthusiast. In 1994, the

Company became the first national, domestic craft beer producer to utilize television advertising to promote its products. In June 1996, the Company initiated a radio advertising campaign in markets across the United States. The advertising campaign, which ran in two flights in the third and fourth quarters of 1996, consisted of three 60 second spots that aired on radio stations targeted to adults, ages 21 to 39. The radio ads featured Pete, the person behind the product, and concentrated on the Company's variety of products. The Company continues to monitor the effectiveness of its radio advertising among beer consumers and identify effective long-term communications strategies in order to build loyalty among the Company's target consumer group.

         The Company also utilizes print advertising to develop its image and create demand for its beers. The Company concentrates its print advertising efforts on prominent trade magazines, including Beer--The Magazine, All About Beer and American Brewer. The Company also seeks to identify and encourage editorial and third-party testimonial publicity to promote the Company and its products.

         Trade Shows and Other Events. The Company participates in trade shows, national and international beer-tasting events and other craft beer industry events. The Company participated in over 100 trade shows in 1996, including the Great American Beer Festival(R) and the National Beer Wholesalers Association Conference, as well as numerous regional restaurant and hotel expositions. Many of these events provide a forum for Pete to promote the Company's image and further strengthen the "Pete's Wicked" brand name.

         Consumer Communications. The Company encourages direct communication with consumers by maintaining a consumer hotline and printing the number (1-800-877-PETE) on each bottle of beer it sells. The hotline allows consumers to obtain additional information regarding the Company and its beers and allows craft beer enthusiasts to express their opinions to the Company. During business hours, a Company representative personally answers every phone call. To increase consumer involvement and further differentiate the brand, the Company also sells Wicked Ware, a line of T-Shirts, sweatshirts, jackets, hats and similar products emblazoned with "Pete's Wicked" graphics. The Company also utilizes direct mail, distributing full color merchandise catalogues and the Company's newsletter, The Wicked Word. In addition to promoting the Company's products, the newsletter includes information about the history of the Company, the craft beer industry and the different styles and types of beer. In 1996, the Company introduced VIPete's, a direct mail and consumer membership loyalty program.

         As of December 31, 1996, the Company's sales and marketing group consisted of 101 employees. During 1996, 1995 and 1994, selling, advertising and promotion expenses were $29.7 million, $21.5 million and $10.6 million, respectively, representing 42.0%, 36.4% and 34.3% of net sales, respectively.

DISTRIBUTION AND SALES

         The Company sells its beers to independent beverage distributors for resale to retailers who sell the beers to the consumer. The Company currently has approximately 400 distributors and its beers are sold in 49 states, the District of Columbia and the United Kingdom in supermarkets, liquor stores, bars, pubs, restaurants, warehouse club stores and convenience stores. The Company chooses distributors in each market that will devote attention and resources to the promotion and sale of the Company's beers, which may be either wine and spirits distributors or beer wholesalers.

         Independent wholesale distributors (all of whom carry other beverage products that compete with the Company's beers) of "Pete's Wicked" brews are formally appointed in a variety of ways throughout the 49 states in which the Company does business. In most cases, variations in appointment procedures are directly attributable to state alcoholic beverage laws mandating territorial appointment (some exclusive and some non-exclusive), restricting in various ways the Company's ability to terminate or not renew the services of wholesale distributors and providing varying periods and methods of resolving contractual disputes. Generally, these state laws vary from a requirement that good cause be shown for the action taken to a requirement that compensation be paid to the terminated distributor for the fair market value of the lost business. In most states, the Company uses appointment letters accompanied by a standard terms and conditions agreement committing the wholesale distributor to an investment in the promotion of the Company's beers.

         The Company supports its distributor network with a sales force that is organized by region with the Senior Vice President Sales overseeing the various regions. The Company seeks to create and maintain a prominent position with its distributors through the strength of its brand name, product diversity, sophisticated selling support, customer service and attractive profit margins throughout the distribution channel.

         During the second half of 1996, the Company transitioned to a new wholesale distribution network in California, Colorado, and Washington, D.C. Previously, the Company had relied on a single or limited number of distributors in these key markets. The transition of the Company's distribution from a single or limited number of distributors to in excess of 30 new distributors adversely impacted the Company's level of revenues and profitability in the fourth quarter of 1996. The Company expects that the transition of the distribution network in these key markets will continue to impact the Company's business, financial condition and results of operations in the near term.

         The Company is dependent upon its distributors to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. There can be no assurance that the Company's distributors will devote the resources necessary to provide effective sales and promotion support to the Company. During 1996 and 1995, the Company's ten largest distributors accounted for approximately 39.2% and 49.6%, respectively, of the Company's sales. Sales to Southern Wine and Spirits, the Company's former California distributor, represented approximately 10.7%, 20.7% and 27.8% of the Company's sales in 1996, 1995, 1994, respectively. Sales to Premium Coastal, the Company's distributor covering the Commonwealth of Massachusetts, represented approximately 9.4%, 10.7% and 11.1%, of the Company's sales in 1996, 1995 and 1994, respectively. No other distributor accounted for 10% or more of the Company's sales during such periods. The Company expects sales to its ten largest distributors to continue to represent a significant portion of sales. The Company believes that its future growth and success will continue to depend in large part upon these significant distributors. If one or more of these significant distributors were to discontinue selling, or decrease the level of orders for the Company's products, the Company's business would be adversely affected in the areas serviced by such distributors until the Company retained replacements. There can be no assurance however that the Company would be able to replace a significant distributor in a timely manner or at all in the event it were to discontinue selling the Company's products. In addition, there is always a risk that the Company's distributors will give higher priority to the products of other beverage companies, including products directly competitive with the Company's beers, thus reducing their efforts to sell the Company's products. This risk is exacerbated by the fact that many of the Company's distributors are reliant on the beers of one of the major beer producers for a large percentage of their revenues and, therefore, may be influenced by such producer.

         The Company's strategy for increasing market share involves establishing a network of distributors in a market, educating the distributors and retailers and finally building sales volume through aggressive promotion and advertising campaigns. To date, the Company has applied significant selling, advertising and promotional resources to only a limited number of key markets. The Company intends to focus on those key markets where the increasing population base, historically high level of beer consumption and relative lack of competition from other craft beers provides the greatest opportunities for growth.

CUSTOM BREWING

         Since inception, the Company has followed a strategy of utilizing breweries with excess capacity to brew the Pete's Wicked brews pursuant to the Company's proprietary recipes. The Company believes that there is high quality excess brewing capacity available in the domestic beer industry to meet its needs for the foreseeable future. The Company's custom brewing strategy allows it to forego the substantial investment of financial resources required to purchase, or build, and maintain a brewery and results in lower capital and overhead costs per barrel of beer sold. From June 1992 through May 1995, the Company produced and packaged all of its beers at the St. Paul, Minnesota brewery of Minnesota Brewing Company ("MBC"). In May 1995, the Company began transitioning production of its beers from MBC to the Stroh brewery, also in St. Paul, Minnesota. The transition to Stroh was completed in November 1995. Currently, all of the Company's beers are produced at the Stroh breweries in St. Paul, Minnesota and Winston-Salem, North Carolina.

         Custom Brewing Agreement with Stroh. The Company has a strategic alliance with Stroh pursuant to which the Company custom brews its beers at the breweries of Stroh. The Company believes that Stroh is one of the most knowledgeable, experienced and skilled brewers of beer in the United States. Stroh or its predecessors, have brewed beer at the St. Paul brewery for over 136 years. The Company has chosen Stroh as its custom brewing partner because of Stroh's ability to brew the Company's craft beers according to traditional European brewing styles and methods and to ensure high quality throughout the brewing process. The Company began shipping beer from the Stroh Brewery in Winston-Salem in March 1996. The Company also has access to additional Stroh breweries in Longview, Texas and Seattle, Washington, in addition to the St. Paul, Minnesota and Winston-Salem, North Carolina breweries. The alliance with Stroh therefore allows the Company to custom brew Pete's Wicked brews in multiple geographic locations, which offers the opportunity for more efficient national distribution and shortened delivery times. Production at multiple breweries also reduces or eliminates the risks associated with brewing all of the Company's beers at a single brewery. Under the Stroh alliance, Stroh purchases all of the ingredients used in producing the Company's beers in compliance with rigorous quality assurance requirements, guidelines and specifications established by the Company. The Company believes that Stroh is able to achieve volume purchase pricing discounts which may not be available to the Company. The annual brewing capacity available to the Company at the St. Paul brewery is nearly two times greater than the total volume of beer sold by the Company in 1996, and the combined brewing capacity available to the Company at the four Stroh breweries is almost four times greater than the total volume of beer sold by the Company in 1996. The Stroh Agreement expires May 31, 2004.

         Pursuant to the Stroh Agreement, the Company is obligated, with certain limited exceptions, to brew all of its beers at the Stroh breweries. One such exception to the agreement is that the Company may brew its beers at a brewery owned and operated by the Company in California.

         The Company has agreed to pay Stroh a manufacturing services price equal to the aggregate of a contractually specified brewing fee and the cost of materials for all beer shipped. In addition, the Company is eligible for certain volume discounts through 1998 if the shipments exceed certain minimum levels and do not exceed certain maximum levels, although there can be no assurance that the Company will achieve such minimum levels. The Company did achieve such minimum levels in 1996. Stroh may terminate the agreement only on the limited grounds of the Company's breach or insolvency.

         Pete's is responsible for all capital improvements or modifications required to produce the company's beers at the additional Stroh breweries in either Longview or Seattle. In the event that either party terminates the brewing agreement according to its terms, the Company must reimburse Stroh for the unamortized costs of any such improvements or modifications. Should Stroh elect to terminate brewing operations at any one of its breweries, Stroh will shift production of the Company's beers to another of the Stroh breweries and will pay all costs associated with such move, except for incremental freight costs incurred by the Company or its distributors as a result of the move.

         The Company is required to provide Stroh with annual and periodic barrel production forecasts. The Company is required to produce a certain minimum barrelage at the Stroh breweries each year, which amount is significantly less than the volume of beer sold by the Company in 1996. However, in the event that the minimum barrelage is not produced, the Company must make certain payments to Stroh. Stroh retains a security interest in all beer produced under the brewing agreement until the Company has paid the specified price or until such beer is shipped. Payment is due to Stroh upon shipment. Under the terms of the Stroh brewing agreement, delivery of all "Pete's Wicked" brews by Stroh to the Company or its distributors is at the dock of the subject Stroh brewery. The Company is responsible for securing and paying for carrier services for its beers from Stroh's breweries.

         The Company assures the quality of its beers by controlling the custom brewing operations and by following the most advanced brewing industry guidelines for in-process and finished product testing. A staff of five full-time Pete's employees, including the Company's brewmaster, works in St. Paul and oversees brewing in all locations. The Company's on-site staff assists in the brewing, purchasing, accounting, transportation, development and quality control of the Company's products on a routine basis. The Company has access to Stroh's technical breweries and pilot plant to conduct tests and developmental work with respect to existing flavors and proposed malt beverages.

         In connection with the Stroh Agreement, the Company issued a warrant to Stroh to purchase 1,140,284 shares of the Company's Common Stock at an exercise price of $14.00 per share. In addition, Christopher T. Sortwell, Senior Vice President and Chief Financial Officer of Stroh, joined the Company's Board of Directors in October 1995.

         The Company relies upon Stroh at all phases of the production of its beers, including sourcing and purchasing the ingredients used to make the Company's beers, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, and collecting and remitting payments to the Company. The Company's relationship with Stroh is therefore critical to the Company's business, operating results and financial condition. The Company's dependence on Stroh entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to meet the Company's delivery commitments or if beer brewed at the Stroh brewery failed to satisfy the Company's quality requirements. In the event that the Company were unable to continue to custom brew its beers in required volumes at the Stroh breweries, the Company would have to identify, qualify and transition production to an acceptable alternative brewery. This identification, qualification and transition process could take two years or longer, and no assurance can be given that an alternative brewery would be available to the Company or be in a position to satisfy the Company's production requirements on a timely and cost-effective basis. Accordingly, if the Company's ability to obtain product from the Stroh breweries were interrupted or impaired for any reason, the Company would not be able to establish an alternative production source, nor would the Company be able to develop its own production capabilities, without substantial disruption to the Company's operations. Any inability to obtain adequate production of the Company's beers on a timely basis or any other circumstances that would require the Company to seek alternative sources of supply would delay shipments of the Company's products, which could damage relationships with its current and prospective distributors and retailers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

         Construction of Brewery. After a review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company has recently determined not to go forward with previously disclosed plans to construct and equip a new brewery in California. Although the Company believes that the brewing capacity available to the Company under the Stroh Agreement is adequate to meet its needs for the foreseeable future, the Company will continue to monitor long-term capacity availability in light of its business plan. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will now be used for general corporate purposes, including to meet working capital needs, pending the analysis, currently underway, of the alternative uses available to the Company. During the first quarter of 1997, based on a decision made at its February 1997 Board of Directors meeting to indefinitely delay construction of a brewery, the Company will take a charge to earnings for the write-off of previously capitalized costs in connection with the brewery project. Such write-off will adversely impact the Company's earnings in the first quarter of 1997.

         Ingredients and Packaging Materials. The Company or Stroh has established relationships with the several suppliers of water, malt, hops and yeast used in the brewing of "Pete's Wicked" brews. "Pete's Wicked" brews do not contain fillers such as corn, rice or sugar which are typically found in mass produced beers and which tend to diminish a beer's true character. All ingredients purchased by Stroh under the brewing agreement must comply with the Company's established quality assurance requirements, procedures, guidelines and specifications. The Brewer's Gold hops used in the production of Pete's Wicked Ale are specially grown for the Company in the Willamette Valley in Oregon. In order to secure adequate amounts of these rare Brewer's Gold hops, the Company must make certain advance purchase commitments. These hops are not otherwise grown in quantities sufficient to satisfy the Company's requirements for the production of Pete's Wicked Ale. If the Company were unable to obtain sufficient quantities of the Brewer's Gold hops it would be required to use alternative hops which would change the character of Pete's Wicked Ale.

         Under the terms of the brewing agreement, the Company will, with certain exceptions, purchase packaging for the "Pete's Wicked" brews brewed through Stroh. All such packaging must comply with the Company's quality assurance specifications. The Company will reimburse Stroh for the purchase or modification of any equipment necessary to properly assemble the packaging.

         Quality Assurance Program. In order to control the quality of finished products, Pete's has established acceptable inventory shelf lives of 180 days for pasteurized bottled products and 60 days for refrigerated draft products. Each of the Company's beers has a code date that is managed by the Company's sales personnel, distributors and retailers to ensure product freshness. The Company conducts standard testing according to the specifications and methodology set forth by the American Society of Brewing Chemists and the European Brewing Convention. The Company's quality assurance program encompasses all of the final aged product to ensure that the Company's rigorous specifications have been met.

TRADEMARKS, COPYRIGHTS AND BEER RECIPES

         The Company owns all of the "Pete's Wicked" product names and has registered or filed applications to register each in the United States Patent and Trademark Office. The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product package, advertising and promotion design and artwork are important to the Company's success, and such materials are protected by copyright. The Company considers the "Pete's Wicked" trademarks and its beer recipes to be of considerable value and critical to its business. The Company's rights to the "Pete's Wicked" trademarks in the United States will last indefinitely so long as the Company continues to use and police the trademarks and to renew filings with applicable governmental agencies. No challenges to the Company's rights to use the "Pete's Wicked" trademark in the United States are pending and the Company has no reason to believe that any such challenges will arise in the future. The Company has filed applications and has obtained registrations for certain of its trademarks in various foreign countries. The Company will continue to take appropriate measures, such as entering into confidentiality agreements with its custom brewing partners, to maintain the secrecy and proprietary nature of its beer recipes. In addition, the Company intends to take action to protect against imitation of its products and packages and to protect its trademarks and copyrights as necessary. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent misappropriation of such information and such protections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to the Company's beers.

COMPETITION

         The Company competes in the craft beer segment of the domestic beer market. The Company believes that its products compete with those domestic and imported beers that generally sell for retail prices in excess of $5.99 per six pack. The principal competitive factors affecting the market for the Company's products include product quality and taste, packaging, price, brand recognition and distribution capabilities. The Company believes that it currently competes favorably overall with respect to these factors. There can be no assurance however that the Company will be able to compete successfully against current and future competitors based on these and other factors.

         The domestic craft beer market is the fastest growing segment of the domestic beer market. The Company competes with a variety of domestic and international brewers, many of whom have significantly greater financial, production, distribution and marketing resources and a higher level of brand recognition than the Company. As a result of the increased demand for craft beers, the Company competes with and anticipates competition from several of the major national brewers, such as Anheuser-Busch, Miller Brewing Co. and Adolph Coors Co., each of which has introduced and is marketing fuller flavored beers designed to compete directly in the craft beer segment. For example, Anheuser-Busch, Miller Brewing Co. and Adolph Coors have introduced and marketed Elk Mountain Ale, Leinenkeugel and Killian's Red, respectively. In addition, the Company expects that certain of the major national brewers, with their superior financial resources and established distribution networks, may seek further participation in the continuing growth of the craft beer market through the investment in, or the formation of, distribution alliances with smaller craft brewers. The increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer market.

         The Company believes that significant competition comes from producers of imported beers such as Bass PLC, Cerveceria Modelo, S.A. (brewer of Corona Extra), Guinness PLC, Cerveceria Moctezuma, S.A. (brewer of Dos Equis) and Heineken N.V. which currently produce premium fully-flavored beers. Imported beer accounts for a greater share of the domestic beer market than craft beers. The Company expects continued competition from imported beer brewers, many of whom have greater financial and marketing resources, as well as greater brand name recognition, than the Company.

         The Company also anticipates increased competition in the craft beer market from existing craft brewers such as The Boston Beer Company, Inc., Redhook Ale Brewery, Inc., Sierra Nevada Brewing Co., Pyramid Brewing Co. and Anchor Brewing Co. and new market entrants. In particular, the Company believes that competition has intensified recently as a result of the proliferation of small local craft brewers that have introduced and are marketing significant numbers of products. The Company also competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company. Although the demand for craft beers has increased dramatically over the past decade, there can be no assurance that this demand will continue, or, even if such demand continues to increase, that consumers will choose the Company's products.

GOVERNMENT REGULATION

         The Company's business is highly regulated by federal, state and local laws and regulations. Federal and state laws and regulations govern licensing requirements, trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. For example, federal and state regulators require warning labels and signage on the Company's products. The Company believes that it has obtained all regulatory permits and licenses necessary to operate its business in the states where the Company's products are currently being distributed. Failure on the part of the Company to comply with federal, state or local regulations could result in the loss or revocation or suspension of the Company's licenses, permits or approvals and accordingly could have a material adverse effect on the Company's business. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. The Company must also comply with numerous federal, state and local environmental protection laws. The Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. The Company does not expect compliance with such laws and regulations to materially affect the Company's capital expenditures, earnings or competitive position.

         The federal government and each of the states levy excise taxes on alcoholic beverages, including beer. The federal excise tax is currently $18.00 per barrel ($1.31 per case of 24-12 oz. containers) and the state excise taxes range in rate from $1.86 per barrel to $6.30 per barrel. Federal excise taxes are typically included in the price charged to the Company's distributors whereas state excise taxes are typically included in the price charged to retailers by the distributors. All excise taxes are ultimately passed on to the consumer. It is possible that in the future the rate of excise taxation could be increased by both the federal government and a number of state governments. Further increases in excise taxes on beer, if enacted, could materially and adversely affect the Company's financial condition and results of operations. There is a small brewers federal excise tax credit that grants each brewing company with production under 2,000,000 barrels a year an $11.00 credit per barrel on its first 60,000 barrels produced annually. The Company is currently able to take advantage of a $660,000 annual credit pursuant to this exemption. Although the Company is not aware of any plans by the federal government to reduce or eliminate this small brewer's credit or by federal or state authorities to increase the excise tax rate, any such change could have a material adverse effect on the Company.

         Certain states, including California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon and Vermont, and a small number of local jurisdictions, have adopted restrictive beverage packaging laws and regulations that require deposits on beverage containers. Congress and a number of additional state or local jurisdictions may adopt similar legislation in the future, and in such event, the Company may be required to incur significant expenditures in order to comply with such legislation. Changes to federal and state excise taxes on beer production, federal and state environmental regulations, including laws relating to packaging and waste discharge, or any other federal and state laws or regulations which affect the Company's products could materially adversely affect the Company's results of operations.

EMPLOYEES

         As of December 31, 1996, the Company had 126 employees, including 101 in sales and marketing and 25 in administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified marketing and managerial personnel. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

         In addition, the Company has recently hired several key executive officers to supplement its management team. Moreover, the Company is currently conducting a search to select a new Chief Executive Officer. The Company's future success will depend, in part, on the ability of its current and future executive officers to operate effectively, both independently and as a group.

ITEM 2.           PROPERTIES

         The Company's principal administrative, sales and marketing and product development facilities are located in two buildings of approximately 7,091 square feet and 7,056 square feet, respectively, in Palo Alto, California pursuant to leases which expire between February 1998 and June 2001. In addition, the Company leases sales offices in Boston, Philadelphia, Atlanta and St. Paul. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions, at this time the Company believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:


      NAME            AGE                          POSITION
      ----            ---                          --------
Jeffrey Atkins        48      Senior Vice President, Chief Financial Officer and
                              Acting Chief Operating Officer
Donald Quigley        42      Senior Vice President Sales
Omer Malchin          34      Vice President Marketing

James Collins         38      Vice President Operations
Patrick Couteaux      38      Vice President Brewing and Brewmaster

         Officers serve at the discretion of the Board of Directors.

         Jeffrey Atkins. Jeffrey Atkins joined the Company in December 1996 as Senior Vice President and Chief Financial Officer. In addition to all areas of finance, Mr. Atkins has responsibility for brewery management, operations and is the Corporate Secretary. In February 1997, Mr. Atkins also became Acting Chief Operating Officer, pending completion of the Company's search for a new Chief Executive Officer. Prior to joining the Company, from 1977 to December 1996, Mr. Atkins served in various senior financial and operating positions for The Quaker Oats Company, a diversified manufacturer of packaged foods and beverages, most recently as Vice President Corporate Planning. From 1972 to 1977, he was with The Union Oil Company (Unocal).

         Donald Quigley. Donald Quigley joined the Company in October 1996 as Senior Vice President Sales. Prior to joining the Company, Mr. Quigley was Vice President, Sales of Ernest & Julio Gallo Winery ("Gallo") from March 1996 to October 1996. From May 1993 to March 1996, he served as Vice President, National Chain Accounts at Gallo. Prior to that, Mr. Quigley served in various state, division, region and senior sales management positions with Gallo.

         Omer Malchin. Omer Malchin joined the Company in January 1997 as Vice President Marketing. Prior to joining the Company, Mr. Malchin was Group Product Director-Cordials with The Paddington Corporation, a distilled spirits importing and marketing company, and a subsidiary of Grand Metropolitan PLC, from November 1996 to December 1996. From December 1994 to November 1996, he served as Brand Manager - Baileys and Baileys Light at The Paddington Corporation. From August 1992 to November 1994, Mr. Malchin was with Heublein, Inc., most recently as as Marketing Manager-Black Velvet and McMaster's Canadian Whiskies.

         James Collins. James Collins rejoined the Company in March 1992 as the Chief Financial Officer and Secretary. In December 1996, Mr. Collins became Vice President Operations. From October 1990 to February 1992, he served as a manager in the Business Investigation Services group at Coopers & Lybrand, a public accounting firm. From 1989 until October 1990, Mr. Collins served as Chief Financial Officer and Secretary of the Company. Prior to joining the Company, he was with Coopers & Lybrand, from 1982, most recently as an Audit Manager.
Mr. Collins is a Certified Public Accountant.

         Patrick Couteaux. Patrick Couteaux joined the Company in November 1993 as Brewmaster. In January 1997, Mr. Couteaux became Vice President, Brewing. Prior to joining the Company, he held various positions at G. Heileman Brewing Company including First Assistant Brewmaster at the Blitz-Weinhard plant in Portland, Oregon from 1986 to November 1993.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information required by this item is incorporated by reference to page 43 (under the caption "Market and Stock Price Data") of the Company's 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996, portions of which are filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").


ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 19 of the Company's Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 20 to 29 of the Company's Annual Report to Shareholders.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 30 to 43 of the Company's Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held May 12, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange

Act is incorporated by reference from the section captioned "Compliance with
Section 16(a) of the Exchange Act" contained in the Proxy Statement.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" contained in the Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.


                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         (a)(1)   Financial Statements

                  The following financial statements are incorporated by reference in Item 8 of this Report:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1996 and 1995

                  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

         (a)(2)   Financial Statement Schedules

                  S-1 - Report of Independent Accountants on Financial Statement Schedules

                  S-2 - Valuation and Qualifying Accounts

                  Additional schedules are not required under the related
schedule instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits

                  3.1(2)        Restated Articles of Incorporation of the
                                Registrant.

                  3.2(1)        Bylaws of the Registrant.

                  4.1(3)        Preferred Shares Rights Plan.

                  10.1(1) 1986 Stock Option Plan, and form of agreements thereto.

                  10.2(1) 1995 Employee Stock Option Plan, and form of agreements thereto.

                  10.3(1) 1995 Employee Stock Purchase Plan, and form of agreement thereto.

                  10.4(1) 1995 Director Stock Option Plan, and form of agreement thereto.

                  10.5(1) Form of Indemnification Agreement between the Registrant and its officers and directors.

                  10.6(1)* Distribution Agreement between the Registrant and Southern Wine and Spirits of America, Inc., dated as of January 1, 1994.

                  10.7(1)* Second Amendment and Restatement of Manufacturing Services Agreement dated as of the 1st day of October 1995, between The Stroh Brewery Company and the Registrant.

                  10.7.1(1)     Form of Warrant to Purchase Stock between
                                Registrant and The Stroh Brewery Company.

                  10.8.1(1)     Leases between Registrant and Herbert P.
                                McLaughlin dated May 13, 1994, November 4, 1994 and January 24, 1995.

                  10.8.2(2)     Lease between Registrant and High Street Project
                                Limited Partnership dated January 12, 1996.

                  10.9(1) Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 1995.

                  10.10(1)      Form of Registration Rights Agreement.

                  10.11 Nonstatutory Stock Option Agreement by and between the Company and Jeffrey Atkins, the Company's Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer dated December 13, 1996.


                  10.12 Incentive Stock Option Agreement by and between the Company and Jeffrey Atkins, the Company's Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer dated December 13, 1996.

                  11.1          Computation of net income per share.

                  13.1 Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

                  22.1(1)       List of subsidiaries of the Registrant.

                  23.1          Consent of Independent Accountants.

                  24.1          Power of Attorney (See Page 22).

                  27.1          Financial Data Schedule.

------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-97264) as declared effective by the Commission on November 6, 1996.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on November 27, 1996.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

         (c)      Exhibits. See Item 14(a)(3) above.

         (d)      Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PETE'S BREWING COMPANY


                                        By: /s/ JEFFREY ATKINS
                                                Jeffrey Atkins
                                                Senior Vice President, Chief
                                                Financial Officer and Acting
                                                Chief Operating Officer

Date: March 31, 1997

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Atkins, as his or her true and lawful attorney-in-fact and agent,with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



       SIGNATURE                          TITLE                     DATE
-------------------------    ----------------------------------  --------------
/s/ JEFFREY ATKINS           Senior Vice President,              March 31, 1997
-------------------------    Chief Financial Officer and
    Jeffrey Atkins           Acting Chief Operating Officer

/s/ MARK BRONDER             Director                            March 31, 1997
-------------------------
    Mark Bronder

       SIGNATURE                          TITLE                     DATE
-------------------------    ----------------------------------  --------------
/s/ AUDREY MACLEAN           Director                            March 31, 1997
-------------------------
    Audrey MacLean

/s/ KEVIN O'ROURKE           Director                            March 31, 1997
-------------------------
    Kevin O'Rourke

/s/ PETE SLOSBERG            Director                            March 31, 1997
-------------------------
    Pete Slosberg

/s/ CHRISTOPHER SORTWELL     Director                            March 31, 1997
-------------------------
    Christopher Sortwell

/s/ PHILIP MARINEAU          Director                            March 31, 1997
-------------------------
    Philip Marineau

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


         In connection with our audits of the consolidated financial statements of Pete's Brewing Company and Subsidiary as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included in the Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(2) herein.

         In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND L.L.P.



San Jose, California
February 14, 1997

                      PETE'S BREWING COMPANY AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                             BALANCES AT           CHARGED TO
                                            BEGINNING OF           COSTS AND            WRITE-OFF            BALANCE AT
DESCRIPTION                                    PERIOD               EXPENSES           OF ACCOUNTS          END OF PERIOD
-----------                                    ------               --------           -----------          -------------
Year ended December 31, 1994
Allowance for doubtful accounts                  --                    50                   13                   37

Year ended December 31, 1995
Allowance for doubtful accounts                  37                    --                   --                   37

Year Ended December 31, 1996
Allowance for doubtful accounts                  37                   102                   --                  139

                                          EXHIBIT INDEX

                  3.1(2)        Restated Articles of Incorporation of the
                                Registrant.

                  3.2(1)        Bylaws of the Registrant.

                  4.1(3)        Preferred Shares Rights Plan.

                  10.1(1) 1986 Stock Option Plan, and form of agreements thereto.

                  10.2(1) 1995 Employee Stock Option Plan, and form of agreements thereto.

                  10.3(1) 1995 Employee Stock Purchase Plan, and form of agreement thereto.

                  10.4(1) 1995 Director Stock Option Plan, and form of agreement thereto.

                  10.5(1) Form of Indemnification Agreement between the Registrant and its officers and directors.

                  10.6(1)* Distribution Agreement between the Registrant and Southern Wine and Spirits of America, Inc., dated as of January 1, 1994.

                  10.7(1)* Second Amendment and Restatement of Manufacturing Services Agreement dated as of the 1st day of October 1995, between The Stroh Brewery Company and the Registrant.

                  10.7.1(1)     Form of Warrant to Purchase Stock between
                                Registrant and The Stroh Brewery Company.

                  10.8.1(1)     Leases between Registrant and Herbert P.
                                McLaughlin dated May 13, 1994, November 4, 1994 and January 24, 1995.

                  10.8.2(2)     Lease between Registrant and High Street Project
                                Limited Partnership dated January 12, 1996.

                  10.9(1) Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 1995.

                  10.10(1)      Form of Registration Rights Agreement.

                  10.11 Nonstatutory Stock Option Agreement by and between the Company and Jeffrey Atkins, the Company's Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer dated December 13, 1996.


                  10.12 Incentive Stock Option Agreement by and between the Company and Jeffrey Atkins, the Company's Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer dated December 13, 1996.

                  11.1          Computation of net income per share.

                  13.1 Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

                  22.1(1)       List of subsidiaries of the Registrant.

                  23.1          Consent of Independent Accountants.

                  24.1          Power of Attorney (See Page 22).

                  27.1          Financial Data Schedule.

------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-97264) as declared effective by the Commission on November 6, 1996.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on November 27, 1996.