Form 10-K405/A
period 1996-12-31
PETES BREWING CO
filed 1997-04-24
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately $30,500,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.




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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PETE'S BREWING COMPANY


                                        By: /s/ JEFFREY ATKINS
                                                Jeffrey Atkins
                                                Senior Vice President, Chief
                                                Financial Officer and Acting
                                                Chief Operating Officer

Date: April 24, 1997



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS FORM 10-K/A AMENDMENT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED:



       SIGNATURE                          TITLE                     DATE
-------------------------    ----------------------------------  --------------
    JEFFREY ATKINS           Senior Vice President,              April 24, 1997
-------------------------    Chief Financial Officer and
    Jeffrey Atkins           Acting Chief Operating Officer

    MARK BRONDER*            Director                            April 24, 1997
-------------------------
    Mark Bronder

    AUDREY MACLEAN*          Director                            April 24, 1997
-------------------------
    Audrey MacLean

    KEVIN O'ROURKE*          Director                            April 24, 1997
-------------------------
    Kevin O'Rourke

    PETE SLOSBERG*           Director                            April 24, 1997
-------------------------
    Pete Slosberg

    CHRISTOPHER SORTWELL*    Director                            April 24, 1997
-------------------------
    Christopher Sortwell

    PHILIP MARINEAU*         Director                            April 24, 1997
-------------------------
    Philip Marineau

*By  /s/ Jeffrey Atkins
-------------------------
     Jeffrey Atkins
   (Attorney-in-fact)
