Form 10-Q
period 1997-03-31
PETES BREWING CO
filed 1997-05-15
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the first quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
        _______________.


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

                             Yes [ X ] No [   ]




        As of April 30, 1997, registrant had outstanding 10,751,987 shares of Common Stock.

                            PETE'S BREWING COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

               Facing Sheet................................................        1
               Index   ....................................................        2
Part I.        Financial Information
Item 1.        a)      Consolidated balance sheets at March 31, 1997
                       and December 31, 1996...............................        3

               b)      Consolidated statements of operations for the three
                        month period ended March 31, 1997 and 1996.........        4

               d)      Consolidated statements of cash flows for the three
                        month period ended March 31, 1997 and 1996.........        5

               e)      Notes to consolidated financial statements..........        6

Item 2.        Management's discussion and analysis of financial
               condition and results of operations.........................        8

Part II.       Other Information

Item 6.        a) Exhibits................................................        16

               b) Reports on Form 8-K.....................................        16


               Signature...................................................       17

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                                                       March 31,     December 31,
                                                                         1997          1996 (1)
                                                                       ------------------------
                                                   ASSETS
Current assets:
   Cash and cash equivalents..........................................  $14,532         $19,814
   Available for sale securities......................................   15,937          19,420
   Trade accounts receivable, net.....................................    4,418           7,664
   Inventories........................................................    4,797           4,431
   Prepaid expenses and other current assets..........................    7,057           4,046
   Deferred taxes.....................................................    3,458           2,088
                                                                       ------------------------
        Total current assets..........................................   50,199          57,463
                                                                       ------------------------
Property and equipment, net...........................................    4,471           5,112
Other assets..........................................................    2,967           3,513
                                                                       ------------------------
                                                                        $57,637         $66,088
                                                                       ========================
                                                 LIABILITIES
Current liabilities:
   Trade accounts payable............................................   $ 1,044        $  5,299
   Accrued expenses..................................................     7,890           9,250
                                                                       ------------------------
     Total current liabilities.......................................     8,934          14,549
                                                                       ------------------------
   Deferred tax liability............................................       228             228
                                                                       ------------------------
          Total liabilities..........................................     9,162          14,777
                                                                       ------------------------
                                            SHAREHOLDERS' EQUITY
Preferred shares, no par value:
   Authorized 5,000 shares;
     issued and outstanding: none.....................................       --              --
Common shares, no par value:
   Authorized:  50,000 shares; issued and outstanding:
   10,746 at March 31, 1997 and 10,733 at December 31, 1996...........   48,555          48,551
Unrealized gain (loss) on securities available for sale...............       (9)             11
Retained earnings (accumulated deficit)...............................      (71)          2,749
                                                                       ------------------------
        Total shareholders' equity....................................   48,475          51,311
                                                                       ------------------------
                                                                        $57,637         $66,088
                                                                       ========================

(1)The information in this column was derived from the Company's audited consolidated balance sheet as of December 31, 1996.

        The accompanying notes are an integral part of these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)


                                                                      For the three months ended
                                                                               March 31,
                                                                         1997            1996
                                                                       ------------------------
Sales................................................................   $13,531         $16,011
Less excise taxes....................................................     1,327           1,578
                                                                       ------------------------
   Net sales.........................................................    12,204          14,433
Cost of goods sold...................................................     6,233           7,167
                                                                       ------------------------
   Gross profit......................................................     5,971           7,266
                                                                       ------------------------
Selling, advertising and promotional expenses........................     7,647           5,734
General and administrative expenses..................................     2,123           1,137
Write-off of  brewery start-up.......................................       713               0
                                                                       ------------------------
   Total operating expense...........................................    10,483           6,871
                                                                       ------------------------
   Income (loss) from operations.....................................    (4,512)            395
                                                                       ------------------------
Interest income......................................................       322             371
                                                                       ------------------------
   Income (loss) before income taxes.................................    (4,190)            766
Income tax benefit (provision).......................................     1,370            (300)
                                                                       ------------------------
   Net income (loss).................................................   $(2,820)        $   466
                                                                       ========================
Net income (loss) per share..........................................   $ (0.26)        $  0.04
                                                                       ========================
Shares used in per share calculation.................................    10,742          11,025
                                                                       ========================


         The accompanying notes are an integral part of these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                For the three months ended
                                                                         March 31,
                                                                    1997          1996
                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).........................................   $ (2,820)      $    466
     Adjustments to reconcile net income (loss) to net cash
          used by operations:
        Depreciation and amortization..........................      1,488            232
        Deferred taxes.........................................     (1,370)            --
        Changes in operating assets and liabilities:
          Trade accounts receivable............................      3,246         (5,469)
          Inventories..........................................       (366)            54
          Prepaid expenses and other current assets............     (3,011)        (3,738)
          Accounts payable and accrued expenses................     (5,615)         1,961
                                                                  ------------------------
            Net cash used by operations........................     (8,448)        (6,494)
                                                                  ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment.......................       (263)          (199)
     Purchases of available for sale securities................     (1,477)       (12,975)
     Proceeds from sale of available for sale securities.......      4,940             --
     Changes in other assets...................................        (38)          (121)
                                                                  ------------------------
            Net cash provided by (used in) investing activities      3,162        (13,295)
                                                                  ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares  ...............................          4              7
                                                                  ------------------------
            Net cash provided by financing activities..........          4              7
                                                                  ------------------------
            Net decrease in cash and
               cash equivalents................................     (5,282)       (19,782)

CASH AND CASH EQUIVALENTS:
     Beginning of period.......................................     19,814         42,960
                                                                  ------------------------
     End of period.............................................   $ 14,532       $ 23,178
                                                                  ========================


         The accompanying notes are an integral part of these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pete's Brewing Company (the Company) was incorporated in April 1986 under the laws of the State of California. The Company is a major domestic craft brewer. The Company currently markets 12 distinctive full bodied beers in 49 states, the District of Columbia and the United Kingdom. The following is summary of the Company's significant accounting policies:

   INTERIM FINANCIAL DATA (UNAUDITED):
   The unaudited financial statements for the three month periods ended March 31, 1997 and 1996 have been prepared on the same basis as the December 31, 1996 audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles.

   PRINCIPLES OF CONSOLIDATION:
   The consolidated financial statements include the accounts of Pete's Brewing Company and its sole subsidiary Wicked Ware, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

   CERTAIN RISKS:
   Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents. The Company's customer base includes primarily beer, wine and spirits distributors throughout the United States.

   The Company does not generally require collateral for its trade accounts receivable and maintains an allowance for doubtful accounts. The Company maintains cash equivalent investments with a brokerage firm and its cash in bank deposit accounts with a bank. At times, the balances in these accounts may exceed federally insured limits. The Company has not experienced any losses on such accounts.

   The Company relies upon The Stroh Brewery Company ("Stroh") at all phases of the production of its beers. If the agreement with Stroh was terminated, the Company believes that alternative suppliers could be found, but that significant delays and costs would be incurred which would materially effect the company.

   AVAILABLE FOR SALE SECURITIES:
   Available for sale securities consist of U.S. and municipal government obligations and corporate securities with maturities of more than ninety days. These available for sale securities are carried at market value. The available for sale securities are held in the Company's name and maintained with two large institutions.

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

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    USE OF ESTIMATES:
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECENT ACCOUNTING PRONOUNCEMENTS:
   During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share", which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. The Company's management is currently studying the implications of SFAS 128. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

   RECLASSIFICATIONS:
   Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported income from operations or net income.

2.  TRADE ACCOUNTS RECEIVABLE:
    Trade accounts receivable are as follows (in thousands):

                                                    March 31,            December 31,
                                                      1997                 1996(1)
                                                    ---------------------------------
                                                    (unaudited)
     Trade accounts receivable..................     $7,741                $9,918
     Less allowance for credit notes............      3,083                 2,115
     Less allowance for doubtful accounts.......        240                   139
                                                    ---------------------------------
                                                    $ 4,418                $7,664
                                                    =================================

3.  INVENTORIES:
    Inventories are as follows (in thousands):

                                                    March 31,           December 31,
                                                      1997                 1996(1)
                                                    ---------------------------------
                                                    (unaudited)
     Finished goods.........................         $1,126                $  972
     Beer in progress.......................            964                   799
     Promotional material...................          2,707                 2,660
                                                    ---------------------------------
                                                    $ 4,797                $4,431
                                                    =================================

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of December 31, 1996.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement in the fifth paragraph of "Overview" concerning the period of time through which available brewery capacity will be sufficient to meet the Company's needs, the statements under "Factors Affecting Future Operating Results," and the statement in the last paragraph under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements.

OVERVIEW

Pete's Brewing Company ("the Company") was incorporated in California in 1986. The Company markets its beers in 49 states, the District of Columbia and the United Kingdom, through independent beverage distributors that sell to retail establishments that sell to consumers.

The Company has historically devoted substantial resources toward selling, advertising and promotional activities to build consumer awareness and brand loyalty and support expansion of sales and distribution efforts. The Company believes that this brand investment has resulted in better recognition of the Company and its products, better placement on store shelves and increased distribution of the Company's beers. The Company intends to continue to devote substantial resources toward selling, advertising and promotional activities, particularly as it focuses on expanding retail distribution and introduces new products. The Company's profitability is significantly impacted by the timing and level of expenditures related to selling, advertising and promotion.

Since its inception, the Company has made an ongoing analysis of the most cost-effective method to produce its beers. Given the geographic dispersion of sales throughout the United States, the Company has determined that a strategy of utilizing excess capacity of strategically located independent breweries to custom brew its beers, under the Company's on-site supervision and pursuant to the Company's proprietary recipes, would be the most cost-effective.

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

After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company has recently determined not to go forward with previously disclosed plans to construct and equip a brewery in California. Although the Company believes that the brewing capacity available to the Company under the Stroh Agreement is adequate to meet its needs for the foreseeable future, the Company will continue to monitor long term capacity availability in light of its business plan. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will now be used for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. See "Liquidity and Capital Resources." During the First Quarter of 1997, based on a decision made at its February 1997 Board meeting to indefinitely delay construction of a brewery, the Company recorded a charge to earnings for the write-off of previously capitalized costs in connection with the brewery project. This write-off adversely impacted the Company's earnings in the First Quarter of 1997.

As a result of competitive market factors, the continued transition of the distribution network in key markets, lower than anticipated depletions, which are wholesaler reported shipments from wholesale to retail, previously announced efforts to reduce wholesale inventories, significant one-time, non-cash write-offs and other factors described under "Results of Operations," the Company realized a net loss during the First Quarter of 1997 of $2.8 million.

RESULTS OF OPERATIONS
The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of sales for the periods indicated:

                                                                       Three months ended
                                                                            March 31,
                                                                         1997       1996
                                                                       ------------------
Sales...............................................................    110.9%      110.9%
Less excise taxes ..................................................     10.9        10.9
                                                                       ------------------
  Net sales.........................................................    100.0       100.0
Cost of goods sold..................................................     51.1        49.7
                                                                       ------------------
    Gross profit....................................................     48.9        50.3
                                                                       ------------------
Selling, advertising and promotional expenses.......................     62.7        39.7
General and administrative expenses.................................     17.4         7.9
Write-off of brewery start-up.......................................      5.8         0.0
                                                                       ------------------
    Total operational expenses......................................     85.9        47.6
                                                                       ------------------
      Income (loss) from operations.................................    (37.0)        2.7
Interest income.....................................................      2.6         2.6
                                                                       ------------------
      Income (loss) before income taxes.............................    (34.4)        5.3
Income tax benefit (provision)......................................     11.3        (2.1)
                                                                       -------------------
        Net income (loss)...........................................    (23.1%)       3.2%
                                                                       ===================

The following tables sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                                                       Three months ended
                                                                            March 31,
                                                                         1997       1996
                                                                     --------------------
Sales.............................................................    $179.69     $182.73
Less excise taxes ................................................      17.62       18.01
                                                                     --------------------
  Net sales.......................................................     162.07      164.72
Cost of goods sold................................................      82.78       81.79
                                                                     --------------------
    Gross profit..................................................      79.29       82.93
                                                                     --------------------
Selling, advertising and promotional expenses.....................     101.55       65.44
General and administrative expenses...............................      28.19       12.98
Write-off of brewery start-up.....................................       9.47        0.00
                                                                     --------------------
    Total operational expenses....................................     139.21       78.42
                                                                     --------------------
      Income (loss) from operations...............................     (59.92)       4.51
Interest income...................................................       4.28        4.23
                                                                     --------------------
      Income (loss) before income taxes...........................     (55.64)       8.74
Income tax benefit (provision)....................................      18.19       (3.42)
                                                                     ---------------------
        Net income (loss) ........................................   ($ 37.45)      $5.32
                                                                     =====================

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

SALES. Sales decreased by 15.6% from $16.0 million in the three months ended March 31, 1996 ("the First Quarter of 1996") to $13.5 million in the three months ended March 31, 1997 ("the First Quarter of 1997"). Sales volume decreased 14.0% from 87,600 barrels sold in the First Quarter of 1996 to 75,300 barrels sold in the First Quarter of 1997. The decrease in sales was primarily attributable to a reduction in sales volume in existing markets. The reduced sales volume in existing markets was due primarily to a planned reduction in wholesale inventories during the First Quarter of 1997 and to competitive market factors as numerous competing products entered the market. Sales per barrel decreased from $182.73 in the First Quarter of 1996 to $179.69 in the First Quarter of 1997. The decrease in sales per barrel was due to price reductions in certain markets. During March, 1997, depletion rates, which are wholesaler reported shipments from warehouse to retail, were below the Company's expectations and the Company expects this shortfall in depletions to adversely impact sales volumes for the quarter ending June 30, 1997.

EXCISE TAXES. Federal and state excise taxes decreased by 18.8% from $1.6 million in the First Quarter of 1996 to $1.3 million in the First Quarter of 1997. Excise taxes as a percentage of net sales remained constant at 10.9% for the First Quarters of 1997 and 1996. Excise taxes per barrel sold decreased from $18.01 in the First Quarter of 1996 to $17.62 in the First Quarter of 1997. The decrease in excise taxes was attributable to the decease in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume for the year surpasses 60,000 barrels. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1997 and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1997 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold decreased 13.9% from $7.2 million in the First Quarter of 1996 to $6.2 million in the First Quarter of 1997 reflecting the decrease in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 49.7% in the First Quarter of 1996 to 51.1% in the First Quarter of 1997. Cost of goods sold per barrel sold increased from $81.79 in the First Quarter of 1996 to $82.78 in the First Quarter of 1997. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased transportation expenses. While transportation expenses remained constant at $1.3 million for the First Quarter of 1996 and 1997, as a percentage of net sales they increased from 9.0% in the First Quarter of 1996 to 10.5% in the First Quarter of 1997. Transportation expenses per barrel sold increased from $15.05 per barrel in the First Quarter of 1996 to $17.07 per barrel in the First Quarter of 1997. These increases on a percentage of net sales and a per barrel basis were due to costs associated with the restructuring of the Company's distribution network in California, which was initiated during the quarter ended December 31, 1996 and continued during the First Quarter of 1997.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 33.3% from $5.7 million in the First Quarter of 1996 to $7.6 million in the First Quarter of 1997. Selling, advertising and promotional expenses as percentage of net sales increased from 39.7% in the First Quarter of 1996 to 62.7% in the First Quarter of 1997. Selling, advertising and promotional expenses per barrel sold increased from $65.44 in the First Quarter of 1996 to $101.55 in the First Quarter of 1997. The increases were attributable to higher discounts and incentives to distributors, increased headcount and payroll expenditures, partially offset by decreased point-of-sale material and development expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 90.9% from $1.1 million in the First Quarter of 1996 to $2.1 million in the First Quarter of 1997. General and administrative expenses as a percentage of net sales increased from 7.9% in the First Quarter of 1996 to 17.4% in the First Quarter of 1997. General and administrative expenses per barrel sold increased from $12.98 in the First Quarter of 1996 to $28.19 in the First Quarter of 1997. The increase in general and administrative expenses resulted primarily from increased professional service fees, increased headcount and payroll expenditures, and the write-off of an uncollectable receivable from a former supplier.

WRITE-OFF OF BREWERY START-UP. During the First Quarter of 1997, based on a decision made at its February 1997 Board meeting to indefinitely delay construction of a California brewery, the Company recorded a charge to earnings of $713,000, for the write-off of previously capitalized costs in connection with the brewery project. No such charges were incurred during the First Quarter of 1996 and no additional charges are expected during the remainder of 1997.

INTEREST INCOME. Interest income decreased $49,000 from $371,000 in the First Quarter of 1996 to $322,000 in the First Quarter of 1997. The decrease reflected decreased earnings from investment due to a reduction in the amount of cash and cash equivalents and available for sale securities when compared to the First Quarter of 1996.

INCOME TAX PROVISION. The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. Income taxes in the First Quarter of 1997 were below the federal statutory rate (34%) as a result of non-taxable income offset by state taxes and non-deductible expenses in the First Quarters of 1997 and 1996.

FACTORS AFFECTING FUTURE RESULTS

QUARTERLY OPERATING RESULTS FLUCTUATE. The Company's quarterly operating results have varied significantly in the past, and may do so in the future, depending on factors such as increased competition, the transition to new distributors in key markets, fluctuations in sales volume which result in variations in costs of goods sold, the timing of new product announcements by the Company or its competitors, the timing of significant advertising and promotional campaigns by the Company, changes in mix between kegs and bottles, the impact of an increasing average federal excise tax rate as sales volume changes, fluctuations in the price of packaging and raw materials, seasonality of sales of the Company's beers, general economic factors, trends in consumer preferences, regulatory developments including changes in excise tax and other tax rates, changes in average selling prices or market acceptance of the Company's beers, increases in production costs associated with initial production of new products and fluctuations in volume of sales and variations in shipping and transportation costs. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected by a reduction in sales because certain of the Company's operating expenses are fixed in the short-term. The Company's profitability has been significantly impacted by the timing and level of expenditures related to selling, advertising and promotional expenses. In addition, the Company's decision to undertake a significant media advertising campaign could substantially increase the Company's expenses in a particular quarter, while any increase in sales from such advertising may be realized in subsequent periods. The Company believes that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. In addition, historical growth rates should not be considered indicative of future sales growth, if any, or of future operating results. There can be no assurance that the Company's sales will grow or be sustained in future periods or that the Company will remain profitable in any future period.

DEPENDENCE ON STROH. The Company relies upon Stroh at all phases of the production of its beers, including sourcing and purchasing the ingredients used to make the Company's beer, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, collecting and remitting payments to the Company and performing regulatory compliance. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to meet the Company's delivery commitments or if beer brewed at Stroh breweries failed to satisfy the Company's quality requirements. If the Company's ability to obtain product from the Stroh breweries were interrupted or impaired for any reason, the Company would not be able to establish an alternative production source, nor would the Company be able to develop its own production capabilities, without substantial disruption to the Company's operations. Any inability to obtain adequate production of the Company's beers on a timely basis or any other circumstance that would require the Company to seek alternative sources of supply would delay shipments of the Company's product, which could damage relationships with the Company's current and prospective distributors and retailers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

COMPETITION. The Company competes with a variety of domestic and international brewers, many of whom have significantly greater financial, production, distribution and marketing resources and a higher level of brand recognition than the Company. The Company competes with and anticipates competition from several of the major national brewers, such as Anheuser-Busch, Miller Brewing Co., and Adolph Coors Co., each of whom has introduced and is marketing fuller flavored beers designed to compete directly in the craft beer segment of the domestic beer market in which the Company competes. In addition, the Company expects that certain of the major national brewers, with their superior financial resources and established distribution networks, may seek further participation in the growth of the craft beer market through investment in, or the formation of, distribution alliances with smaller craft brewers. The increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer market. In addition, the Company expects continued competition from imported beer brewers, many of whom have greater financial and marketing resources, as well as greater brand name recognition, than the Company. The Company also anticipates increased competition in the craft beer market from existing craft brewers such as The Boston Beer Company, Inc., Redhook Ale Brewery, Inc., Sierra Nevada Brewing Co., Pyramid Brewing Co., Anchor Brewing Co. and new market entrants. In particular, the Company believes that competition has intensified recently as a result of the proliferation of small local craft brewers that have introduced and are marketing significant numbers of products. The Company also competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Increased competition has in the past and could in the future result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTORS. The Company is dependent upon its distributors to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. During the second half of 1996, the Company transitioned to a new wholesale distribution network in California, Colorado, and Washington, D.C. Previously, the Company had relied on a single or limited number of distributors in these key markets. The transition of the Company's distribution from a single or limited number of distributors to in excess of 30 new distributors adversely impacted the Company's level of revenues and profitability in the Fourth Quarter of 1996. The Company expects that the transition of the distribution network in these key markets will continue to impact the Company's business, financial condition and results of operations in the near term. In addition, there is always a risk that the Company's distributors will give higher priority to the products of other beverage companies, including products directly competitive with the Company's beers, thus reducing their efforts to sell the Company's products. In addition, there can be no assurance that the Company's distributors will devote the resources necessary to provide effective sales and promotion support to the Company. If one or more of the Company's significant distributors were to discontinue selling, or decrease the level of orders for the Company's products, the Company's business would be adversely affected in the areas serviced by such distributors until the Company retained replacements. There can be no assurance that the Company would be able to replace a significant distributor in a timely manner or at all in the event a distributor were to discontinue selling the Company's products.

PRODUCT CONCENTRATION. The sale of a limited number of beers has accounted for substantially all of the Company's sales since inception. The Company believes that the sale of its currently offered beers will continue to account for a significant portion of sales for the foreseeable future. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these beers. There can be no assurance that the Company's beers will continue to achieve market acceptance. A decline in the demand for any of the Company's beers as a result of competition, changes in consumer tastes and preferences, government regulation or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

DEVELOPMENT OF NEW PRODUCTS. The craft beer market is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. The Company believes that its future growth will depend, in part, on its ability to anticipate changes in consumer preferences and develop and introduce, in a timely manner, new beers that adequately address such changes. There can be no assurance that the Company will be successful in developing, introducing and marketing new products on a timely and regular basis. If the Company is unable to introduce new products or if the Company's new products are not successful, the Company's sales may be adversely affected as customers seek competitive products.

GOVERNMENT REGULATIONS. The Company's business is highly regulated by federal, state and local laws and regulations. Such laws and regulations govern licensing requirements, trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. Failure on the part of the Company to comply with federal, state and local regulations could result in the loss or revocation or suspension of the Company's licenses, permits or approvals and accordingly could have a material adverse effect on the Company's business. The federal government and each of the states levy excise taxes on alcoholic beverages, including beer. Increases in excise taxes on beer, if enacted, could materially and adversely affect the Company's financial condition and results of operations. Certain states and local jurisdictions have adopted restrictive beverage packaging laws and regulations that require deposits on beverage containers. Congress and a number of additional state and local jurisdictions may adopt similar legislation in the future, and in such event, the Company may be required to incur significant expenditures in order to comply with such legislation. Changes to federal and state excise taxes on beer production, or any other federal and state laws or regulations which affect the Company's products could materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of, and on its ability to attract and retain, qualified management, sales, production and marketing personnel. The competition for qualified personnel is intense and the loss of any such persons as well as the failure to recruit additional key personnel in a timely manner, could adversely affect the Company. There can be no assurance that the Company will be able to continue to attract and retain qualified management and sales personnel for the development of its business. Failure to attract and retain key personnel could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company has recently hired several key executive officers to supplement its management team. In addition, the Company is currently conducting a search to select a new Chief Executive Officer. The Company's future success will depend, in part, on the ability of its current and future executive officers to operate effectively, both independently and as a group.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $5.3 million in the First Quarter of 1997 as compared to a decrease of $19.8 million in the First Quarter of 1996. The Company used $8.4 million in cash from operations in the First Quarter of 1997 as compared to a use of $6.5 million for the First Quarter of 1996. The increase in the uses of cash from operations from the First Quarter of 1996, resulted primarily from the $2.8 million net loss recognized during the First Quarter of 1997.

The Company's principal investing activities consisted of the sale of available for sale securities in the First Quarter of 1997. During the First Quarter of 1996, the principal investing activity was the purchase of available for sale securities of $13.0 million.

The were no significant financing activities in the First Quarter of 1997 or 1996.

As described under "Overview," the Company has recently determined not to go forward with previously disclosed plans to construct and equip a new brewery in California. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will be used for general corporate purposes, including to meet working capital needs, pending the Company's analysis, currently underway, of the alternative uses available to the Company.

As of March 31, 1997, working capital was $41.3 million as compared with a working capital of $42.9 million as of March 31, 1996. The decrease was primarily due to the decrease in cash and cash equivalents and available for sale securities, offset by a reduction in trade accounts payable and accrued expenses. The Company anticipates that its current cash and available for sale securities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II.  OTHER INFORMATION

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

                (A)     EXHIBITS
                        11.1    COMPUTATION OF PER SHARE EARNINGS
                        27.1    FINANCIAL DATA SCHEDULE

                (B) REPORTS ON FORM 8-K. NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE QUARTER ENDED MARCH 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Pete's Brewing Company

Dated: May 15, 1997             By /s/ Jeffrey Atkins
                                -----------------------------------------------
                                   Jeffrey Atkins, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
 No.                             Description
-------                          -----------

11.1                             Computation of Net Income Per Share

27.1                             Financial Data Schedule