Form 10-Q
period 1997-06-30
PETES BREWING CO
filed 1997-08-13
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second quarterly period ended June 30, 1997 or

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

                            Yes  [X]     No  [ ]


        As of June 30, 1997, registrant had outstanding 10,781,164 shares of Common Stock.

                             PETE'S BREWING COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX


               Facing Sheet...................................................  1
               Index  ........................................................  2
Part I.        Financial Information
Item 1.        a)     Consolidated balance sheets at June 30, 1997
                      and December 31, 1996...................................  3

               b)     Consolidated statements of operations for the three
                       month periods ended June 30, 1997 and 1996.............  4

               c)     Consolidated statement of operations for the six
                       month periods ended June 30, 1997 and 1996 ............  5

               d)     Consolidated statements of cash flows for the six
                       month periods ended June 30, 1997 and 1996.............  6

               e)     Notes to consolidated financial statements..............  7

Item 2.        Management's discussion and analysis of financial
               condition and results of operations............................  9

Item 4.        Submission of matters to a vote of security holders............ 17

Part II.       Other Information

Item 6.        a) Exhibits.................................................... 18

               b) Reports on Form 8-K......................................... 18

               Signature...................................................... 19

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     PETE'S BREWING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (UNAUDITED)


                                                                   June 30,         December 31,
                                                                     1997            1996 (1)
                                                                  ----------        ----------
                                            ASSETS
Current assets:
   Cash and cash equivalents .............................        $   11,102        $   19,814
   Available for sale securities .........................            17,160            19,420
   Trade accounts receivable, net ........................             6,788             7,664
   Inventories ...........................................             4,715             4,431
   Prepaid expenses and other current assets .............             6,089             4,046
   Deferred taxes ........................................             4,709             2,088
                                                                  ----------        ----------
       Total current assets ..............................            50,563            57,463
Property and equipment, net ..............................             4,351             5,112
Other assets .............................................             2,575             3,513
                                                                  ----------        ----------
                                                                  $   57,489        $   66,088
                                         LIABILITIES
Current liabilities:
   Trade accounts payable ................................        $      710        $    5,299
   Accrued expenses ......................................             7,859             9,250
                                                                  ----------        ----------
     Total current liabilities ...........................             8,569            14,549
   Deferred tax liability ................................               228               228
                                                                  ----------        ----------
          Total liabilities ..............................             8,797            14,777
                                                                  ----------        ----------
                                     SHAREHOLDERS' EQUITY
Preferred shares, no par value:
   Authorized 5,000 shares;
     issued and outstanding: none ........................              --                --
Common shares, no par value:
   Authorized:  50,000 shares; issued and outstanding:
   10,781 at June 30, 1997 and 10,733 at December 31, 1996            48,653            48,551
Unrealized gain on securities available for sale .........                11                11
Retained earnings ........................................                28             2,749
                                                                  ----------        ----------
       Total shareholders' equity ........................            48,692            51,311
                                                                  ----------        ----------
                                                                  $   57,489        $   66,088
                                                                  ==========        ==========


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

                     PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                            For the three months ended
                                                    June 30,
                                            -------------------------
                                              1997             1996
                                            --------         --------
Sales ..............................        $ 20,225         $ 19,354
Less excise taxes ..................           2,048            1,903
                                            --------         --------
   Net sales .......................          18,177           17,451
Cost of goods sold .................           9,694            8,644
                                            --------         --------
   Gross profit ....................           8,483            8,807
                                            --------         --------
Selling, advertising and
   promotional expenses ............           7,243            6,613
General and administrative expenses            2,354            1,270
                                            --------         --------
   Total operating expense .........           9,597            7,883
                                            --------         --------
   Income (loss) from operations ...          (1,114)             924
Interest income ....................             267              332
                                            --------         --------
   Income (loss) before income taxes            (847)           1,256
Income tax benefit (provision) .....             946             (375)
                                            --------         --------
   Net income ......................        $     99         $    881
                                            ========         ========
Net income per share ...............        $   0.01         $   0.08
                                            ========         ========
Shares used in per share calculation          10,827           11,055
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

                     PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                             For the six months ended
                                                   June 30,
                                            -------------------------
                                              1997             1996
                                            --------         --------
Sales ....................................  $ 33,756         $ 35,365
Less excise taxes ........................     3,375            3,481
                                            --------         --------
   Net sales .............................    30,381           31,884
Cost of goods sold .......................    15,927           15,811
                                            --------         --------
   Gross profit ..........................    14,454           16,073
                                            --------         --------
Selling, advertising and
   promotional expenses ..................    14,890           12,327
General and administrative expenses ......     4,477            2,427
Write-off of brewery start up ............       713                0
                                            --------         --------
Total operating expense ..................    20,080           14,754
                                            --------         --------
   Income (loss) from operations .........    (5,626)           1,319
Interest income ..........................       589              703
                                            --------         --------
   Income (loss) before income taxes .....    (5,037)           2,022
Income tax benefit (provision) ...........     2,316             (675)
                                            --------         --------
   Net income (loss) .....................  $ (2,721)        $  1,347
                                            ========         ========
Net income (loss) per share ..............  $  (0.25)        $   0.12
                                            ========         ========
Shares used in per share calculation .....    10,756           11,018
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

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                                       For the six months ended
                                                                              June 30,
                                                                       -------------------------
                                                                         1997             1996
                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ........................................        $ (2,721)        $  1,347
     Adjustments to reconcile net income (loss) to net cash
          used by operations:
       Depreciation and amortization ..........................           2,178              499
       Deferred taxes .........................................          (2,621)              --
       Changes in operating assets and liabilities:
          Trade accounts receivable ...........................             876           (2,972)
          Inventories .........................................            (284)          (1,671)
          Prepaid expenses and other current assets ...........          (2,043)          (4,939)
          Accounts payable and accrued expenses ...............          (5,980)             873
                                                                       --------         --------
            Net cash used by operations .......................         (10,595)          (6,863)
                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ......................            (332)            (686)
     Purchases of available for sale securities ...............          (7,736)         (18,469)
     Proceeds from sale of available for sale securities ......           9,996               --
     Additions to other assets ................................            (147)            (207)
                                                                       --------         --------
            Net cash provided by (used in) investing activities           1,781          (19,362)
                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares ................................             102              230
                                                                       --------         --------
            Net cash provided by financing activities .........             102              230
                                                                       --------         --------
            Net decrease in cash and
              cash equivalents ................................          (8,712)         (25,995)

CASH AND CASH EQUIVALENTS:
     Beginning of period ......................................          19,814           42,960
                                                                       --------         --------
     End of period ............................................        $ 11,102         $ 16,965
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

The following is a summary of the Company's significant accounting policies:

   INTERIM FINANCIAL DATA:
   The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in the financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Reports on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1997 or any future periods.

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


   The Company relies upon The Stroh Brewery Company ("Stroh") at all phases of the production of its beers. If the agreement with Stroh were terminated, the Company believes that alternative suppliers could be found, but that significant delays and costs would be incurred which would materially effect the Company.

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

                                PETE'S BREWING COMPANY AND SUBSIDIARY
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. TRADE ACCOUNTS RECEIVABLE:
   Trade accounts receivable are as follows (in thousands):

                                                                    June 30,            December 31,
                                                                      1997                1996(1)
                                                                   ----------           ----------
                                                                   (unaudited)
     Trade accounts receivable ............................        $    9,021           $    9,918
     Less allowance for credit notes ......................             2,082                2,115
     Less allowance for doubtful accounts .................               151                  139
                                                                   ----------           ----------
                                                                   $    6,788           $    7,664
                                                                   ==========           ==========

3.  INVENTORIES:
    Inventories are as follows (in thousands):

                                                                    June 30,            December 31,
                                                                      1997                1996(1)
                                                                   ----------           ----------
                                                                   (unaudited)
     Finished goods .......................................        $      902           $      972
     Beer in progress .....................................               695                  799
     Promotional material .................................             3,118                2,660
                                                                   ----------           ----------
                                                                   $    4,715           $    4,431
                                                                   ==========           ==========


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

The Company has historically devoted substantial resources toward selling, advertising and promotional activities to build consumer awareness and brand loyalty and support expansion of sales and distribution efforts. The Company believes that this brand investment has resulted in better recognition of the Company and its products, better placement on store shelves and increased distribution of the Company's beers. The Company intends to continue to devote substantial resources toward selling, advertising and promotional activities, particularly as it focuses on expanding retail distribution. The Company's profitability is significantly impacted by the timing and level of expenditures related to selling, advertising and promotion.

Since its inception, the Company has made an ongoing analysis of the most cost-effective method to produce its beers. Given the geographic dispersion of sales throughout the United States, the Company has determined that a strategy of utilizing excess capacity of strategically located independent breweries to custom brew its beers, under the Company's on-site supervision and pursuant to the Company's proprietary recipes, is the most cost-effective.

In 1995, the Company entered into a nine-year Manufacturing Services Agreement ("Agreement") with the Stroh Brewery Company ("Stroh") of Detroit, Michigan. Under the Agreement, the Company utilizes the St. Paul, Minnesota and Winston-Salem, North Carolina breweries of Stroh. Although Stroh owns the brewery, the Company supervises the brewing, testing, bottling and kegging of its beers in accordance with the Company's written specifications and proprietary recipes. All costs relating to the Agreement are charged to cost of goods sold. As an alternating brewer, the Company is liable for the payment of excise taxes to various federal and state agencies upon shipment of beer from the breweries. The Company takes title to all beer in process and finished goods, and pays Stroh a manufacturing services fee, equal to the aggregate of a specific brewing fee and the cost of packaging and raw materials, upon shipment to distributors.

After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with previously disclosed plans to construct and equip a brewery in California. Although the Company believes that the brewing capacity available to the Company under the Stroh Agreement is adequate to meet its needs for the foreseeable future, the Company will continue to monitor long term capacity availability in light of its business plan. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will now be used for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. See "Liquidity and Capital Resources." During the six months ended June 30, 1997, the Company recorded a charge to earnings for the write-off of previously capitalized costs in connection with the brewery project. This write-off adversely impacted the Company's earnings in the six months ended June 30, 1997.

As a result of competitive market factors, continuing efforts to reduce wholesale inventories and other factors described under "Results of Operations," the Company realized a pre-tax net loss during the three months ended June 30, 1997 of $847,000 and net income of $99,000.

RESULTS OF OPERATIONS
The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of sales for the periods indicated:


                                                        Three months ended             Six months ended
                                                              June 30,                     June 30,
                                                       --------------------          --------------------
                                                        1997           1996           1997           1996
                                                       -----          -----          -----          -----

Sales .......................................          111.3%         110.9%         111.1%         110.9%
Less excise taxes ...........................           11.3           10.9           11.1           10.9
                                                       -----          -----          -----          -----
   Net sales ................................          100.0          100.0          100.0          100.0
Cost of goods sold ..........................           53.3           49.5           52.4           49.6
                                                       -----          -----          -----          -----
   Gross profit .............................           46.7           50.5           47.6           50.4
                                                       -----          -----          -----          -----
Selling, advertising and promotional expenses           39.9           37.9           49.0           38.7
General and administrative expenses .........           13.0            7.3           14.7            7.6
Write-off of brewery start-up ...............            0.0            0.0            2.4            0.0
                                                       -----          -----          -----          -----
   Total operational expenses ...............           52.9           45.2           66.1           46.3
                                                       -----          -----          -----          -----
   Income (loss) from operations ............           (6.2)           5.3          (18.5)           4.1
Interest income .............................            1.5            1.9            1.9            2.2
                                                       -----          -----          -----          -----
   Income (loss) before income taxes ........           (4.7)           7.2          (16.6)           6.3
Income tax benefit (provision) ..............            5.2           (2.1)           7.6           (2.1)
                                                       -----          -----          -----          -----
   Net income (loss) ........................            0.5%           5.1%          (9.0%)          4.2%
                                                       =====          =====          =====          =====


The following tables sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                                       Three months ended           Six months ended
                                                             June 30,                     June 30
                                                      ---------------------       ---------------------
                                                        1997          1996          1997          1996
                                                      -------       -------       -------       -------
Sales .......................................         $178.98       $179.20       $178.60       $180.88
Less excise taxes ...........................           18.12         17.62         17.86         17.80
                                                      -------       -------       -------       -------
   Net sales ................................          160.86        161.58        160.74        163.08
Cost of goods sold ..........................           85.79         80.04         84.27         80.87
                                                      -------       -------       -------       -------
   Gross profit .............................           75.07         81.54         76.47         82.21
                                                      -------       -------       -------       -------
Selling, advertising and promotional expenses           64.10         61.23         78.78         63.05
General and administrative expenses .........           20.83         11.76         23.69         12.41
Write-off of brewery start-up ...............            0.00          0.00          3.77          0.00
                                                      -------       -------       -------       -------
   Total operational expenses ...............           84.93         72.99        106.24         75.46
                                                      -------       -------       -------       -------
   Income (loss) from operations ............           (9.86)         8.55        (29.77)         6.75
Interest income .............................            2.36          3.08          3.12          3.60
                                                      -------       -------       -------       -------
   Income (loss) before income taxes ........           (7.50)        11.63        (26.65)        10.35
Income tax benefit (provision) ..............            8.37         (3.47)        12.25         (3.45)
                                                      -------       -------       -------       -------
   Net income (loss) ........................         $  0.87       $  8.16       $(14.40)      $  6.90
                                                      =======       =======       =======       =======


THREE MONTHS ENDED JUNE 30, 1997 AND 1996

SALES. Sales increased by 4.5% from $19.4 million in the three months ended June 30, 1996 ("the Second Quarter of 1996") to $20.2 million in the three months ended June 30, 1997 ("the Second Quarter of 1997"). Sales volume increased 4.6% from 108,000 barrels sold in the Second Quarter of 1996 to 113,000 barrels sold in the Second Quarter of 1997. The increase in sales was primarily attributable to increased sales volume in existing markets. Sales per barrel decreased from $179.20 in the Second Quarter of 1996 to $178.98 in the

Second Quarter of 1997. The decrease in sales per barrel was due to changes in the sales mix of between keg and bottled beer during the Second Quarter of 1997 when compared to the Second Quarter of 1996.

EXCISE TAXES. Federal and state excise taxes increased by 7.6% from $1.9 million in the Second Quarter of 1996 to 2.0 million in the Second Quarter of 1997. Excise taxes as a percentage of net sales increased from 10.9% to 11.3%. Excise taxes per barrel sold increased from $17.62 in the Second Quarter of 1996 to $18.12 in the Second Quarter of 1997. The overall increase in excise taxes was attributable to the increase in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume surpasses 60,000 barrels. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1997 and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1997 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold increased 12.1% from $8.6 million in the Second Quarter of 1996 to $9.7 million in the Second Quarter of 1997 reflecting the increase in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 49.5% in the Second Quarter of 1996 to 53.3% in the Second Quarter of 1997. Cost of goods sold per barrel sold increased from $80.04 in the Second Quarter of 1996 to $85.79 in the Second Quarter of 1997. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased costs of production and increased transportation expenses. Transportation expenses increased 11.8% from $1.7 million in the Second Quarter of 1996 to $1.9 million in the Second Quarter of 1997. Transportation expenses as a percentage of net sales increased from 9.6% in the Second Quarter of 1996 to 10.5% in the Second Quarter of 1997. Transportation expenses per barrel sold increased from $15.60 per barrel in the Second Quarter of 1996 to $16.81 per barrel in the Second Quarter of 1997. The increase in transportation expenses as a percentage of net sales and on a per barrel basis were due to the increased costs associated with the restructuring of the Company's distribution network in California. As a result of expanding its distributor network from a limited number of distributors to in excess of 30, during the fourth quarter of 1996, the Company has continued to experience increased transportation costs in this key market.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased from $6.6 million in the Second Quarter of 1996 to $7.2 million in the Second Quarter of 1997. Selling, advertising and promotional expenses as percentage of net sales increased from 37.9% in the Second Quarter of 1996 to 39.9% in the Second Quarter of 1997. Selling, advertising and promotional expenses per barrel sold increased from $61.23 in the Second Quarter of 1996 to $64.10 in the Second Quarter of 1997. The increases were primarily attributable to increased advertising expenditures, increased headcount and payroll expenditures, partially offset by decreased point-of-sale material costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 85.4% from $1.3 million in the Second Quarter of 1996 to $2.4 million in the Second Quarter of 1997. General and administrative expenses as a percentage of net sales increased from 7.3% in the Second Quarter of 1996 to 13.0% in the Second Quarter of 1997. General and administrative expenses per barrel sold increased from $11.76 in the Second Quarter of 1996 to $20.83 in the Second Quarter of 1997. The increase in general and administrative expenses resulted primarily from increased professional service fees and increased headcount and payroll expenditures.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, decreased $65,000 from $332,000 in the Second Quarter of 1996 to $267,000 in the Second Quarter of 1997. This decrease reflected decreased earnings from investment due to a reduction in the amount of cash and cash equivalents and available for sale securities when compared to the Second Quarter of 1996.

INCOME TAX BENEFIT (PROVISION). The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax benefit (provision) takes into account the effects of state income taxes, offset by non-taxable income. The income tax benefit (provision) during the Second Quarter of 1997 was above and during the Second Quarter of 1996 was below the federal statutory rate (34%) as a result of state taxes and non-deductible expenses offset by non-taxable income in the Second Quarters of 1997 and 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

SALES. Sales decreased by 4.5% from $35.4 million for the six months ended June 30, 1996 (the "First Half of 1996") to $33.8 million for the six months ended June 30, 1997 (the "First Half of 1997"). Sales volume decreased 3.6% from 196,000 barrels sold in the First Half of 1996 to 189,000 barrels sold in the First Half of 1997. The decrease in sales was attributable to the planned reduction in wholesale inventories executed during the first quarter of 1997 and due to competitive market factors as numerous competing products entered the marketplace. Sales per barrel decreased from $180.88 in the First Half of 1996 to $178.60 in the First Half of 1997.

EXCISE TAXES. Federal and state excise taxes decreased by 3.0% from $3.5 million in the First Half of 1996 to $3.4 million in the First Half of 1997. Excise taxes as a percentage of net sales increased from 10.9% for the First Half of 1996 to 11.1% for the First Half of 1997. Excise taxes per barrel sold increased from $17.80 in the First Half of 1996 to $17.86 in the First Half of 1997. The overall decrease in excise taxes was attributable to the decrease in sales volume, since the excise tax is assessed on a per barrel basis. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1997 and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1997 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold increased 0.7% from $15.8 million in the First Half of 1996 to $15.9 million in the First Half of 1997 contrary to the decrease in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 49.6% in the First Half of 1996 to 52.4% in the First Half of 1997. Cost of goods sold per barrel sold increased from $80.87 in the First Half of 1996 to $84.27 in the First Half of 1997. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased costs of production and increased transportation expenses.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 20.8% from $12.3 million in the First Half of 1996 to $14.9 million in the First Half of 1997. Selling, advertising and promotional expenses as a percentage of net sales increased from 38.7% in the First Half of 1996 to 49.0% in the First Half of 1997. Selling, advertising and promotional expenses per barrel sold increased from $63.05 in the First Half of 1996 to $78.78 in the First Half of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 84.5% from $2.4 million in the First Half of 1996 to $4.5 million in the First Half of 1997. General and administrative expenses as a percentage of net sales increased from 7.6% in the First Half of 1996 to 14.7 % in the First Half of 1997. General and administrative expenses per barrel sold increased from $12.41 in the First Half of 1996 to $23.69 in the First Half of 1997.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, decreased $114,000 from $703,000 in the First Half of 1996 to $589,000 in the First Half of 1997.

INCOME TAX BENEFIT (PROVISION). The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax benefit (provision) takes into account the effects of state income taxes, offset by the non-taxable income. The income tax benefit (provision) during the First Half of 1997 was above and during the First Half of 1996 was below the federal statutory rate (34%) as a result of state taxes, non-deductible expenses offset by non-taxable income in both the First Half of 1997 and 1996.

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

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of, and on its ability to attract and retain, qualified management, sales, production and marketing personnel. The competition for qualified personnel is intense and the loss of any such persons as well as the failure to recruit additional key personnel in a timely manner, could adversely affect the Company. There can be no assurance that the Company will be able to continue to attract and retain qualified management and sales personnel for the development of its business. Failure to attract and retain key personnel could have a material adverse affect on the Company's business, operating results and financial condition. In addition, the Company has recently hired several key executive officers to supplement its management team. The Company's future success will depend, in part, on the ability of its executive officers to operate effectively, both independently and as a group.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $8.7 million in the First Half of 1997 as compared to a decrease of $26.0 million in the First Half of 1996. The Company used $10.6 million in cash from operations in the First Half of 1997 as compared to a use of $6.9 million for the First Half of 1996. The increase in the uses of cash from operations from the First Half of 1996, resulted primarily from the $2.7 million net loss recognized during the First Half of 1997 and the payment of unusually high accounts payables and accrued expenses outstanding at December 31, 1996. These unusually high balances at December 31,1996 consisted primarily of accruals for 1996 income taxes and advertising expenses.

The Company's principal investing activities consisted of the purchase and sale of available for sale securities in the First Half of 1997. During the First Half of 1996, the principal investing activity was the purchase of available for sale securities of $18.4 million.

The only significant financing activities in the First Half of 1997 and 1996 was the issuance of Common Stock to employees of the Company under the Company's employee stock purchase plan which provided $230,000 of cash flow in 1996 and $102,000 in 1997.

As described under "Overview," the Company determined during February 1997 not to go forward with previously disclosed plans to construct and equip a new brewery in California. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will be used for general corporate purposes, including to meet working capital needs, pending the Company's analysis, currently underway, of the alternative uses available to the Company.

As of June 30, 1997, working capital was $42.0 million as compared with a working capital of $45.1 million as of June 30, 1996. The decrease was primarily due to the decrease in cash and cash equivalents and available for sale securities, an increase in accounts payable and accrued expenses, offset by an increase in the current deferred tax asset and prepaid expenses. The Company anticipates that its current cash and available for sale securities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 1997, the Company held its Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and, if applicable, the number of abstentions as to each matter. There were no broker non-votes with respect to any matter.

        1. To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are elected.

Director                               For                Withheld
--------                               ---                --------
Philip A. Marineau                  9,196,660              44,069
Mark J. Bronder                     8,752,753             487,976
Audrey MacLean                      8,756,271             484,458
Kevin O'Rourke                      8,716,271             524,458
Pete S. Slosberg                    8,752,353             488,376
Christopher T. Sortwell             9,197,295              43,434

        2. To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the year ending December 31, 1997.

        For                                 Against                     Abstain
        ---                                 -------                     -------
        9,206,797                           17,966                      15,966

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS
               11.1   COMPUTATION OF PER SHARE EARNINGS
               27.1   FINANCIAL DATA SCHEDULE

        (b) REPORTS ON FORM 8-K. NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE QUARTER ENDED JUNE 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Pete's Brewing Company


Dated: August 13, 1997      By:  /s/ Jeffrey A. Atkins
                                 ----------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              EXHIBITS
------              --------

 11.1               Computation of Net Income Per Share
 27.1               Financial Data Schedule