Form 10-Q
period 1997-09-30
PETES BREWING CO
filed 1997-11-13
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the third quarterly period ended
       September 30, 1997 or

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
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


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

                            Yes  [X]       No [   ]



        As of October 31, 1997, registrant had outstanding 10,813,473 shares of Common Stock.

                             PETE'S BREWING COMPANY
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


          Facing Sheet...................................................     1

          Index  ........................................................     2

Part I.   Financial Information

Item 1.   a)     Consolidated balance sheets at September 30, 1997
                 and December 31, 1996...................................     3

          b)     Consolidated statements of operations for the three
                 month periods ended September 30, 1997 and 1996.........     4

          c)     Consolidated statement of operations for the nine
                 month periods ended September 30, 1997 and 1996.........     5

          d)     Consolidated statements of cash flows for the nine
                 month periods ended September 30, 1997 and 1996.........     6

          e)     Notes to consolidated financial statements..............     7

Item 2.   Management's discussion and analysis of financial
          condition and results of operations............................     9

Item 4.   Submission of matters to a vote of security holders............    18

Part II.  Other Information

Item 2.   Use of Proceeds................................................    18

Item 6.   a) Exhibits....................................................    18

          b) Reports on Form 8-K.........................................    18

          Signature......................................................    19

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      PETE'S BREWING COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                   ----------

                                                              September 30,   December 31,
                                                                  1997          1996(1)
                                                              -------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ............................       $ 12,078        $ 19,814
   Available for sale securities ........................         14,453          19,420
   Trade accounts receivable, net .......................          3,840           7,664
   Inventories ..........................................          4,083           4,431
   Prepaid expenses and other current assets ............          4,931           4,046
   Deferred taxes .......................................          5,333           2,088
                                                                --------        --------
       Total current assets .............................         44,718          57,463
Property and equipment, net .............................          4,189           5,112
Other assets ............................................          3,342           3,513
                                                                --------        --------
                                                                $ 52,249        $ 66,088
                                                                ========        ========

                                   LIABILITIES
Current liabilities:
   Trade accounts payable ...............................       $  2,072        $  5,299
   Accrued expenses .....................................          3,156           9,250
                                                                --------        --------
     Total current liabilities ..........................          5,228          14,549

   Deferred tax liability ...............................            228             228
                                                                --------        --------
          Total liabilities .............................          5,456          14,777
                                                                --------        --------
                              SHAREHOLDERS' EQUITY
Preferred shares, no par value:
   Authorized 5,000 shares;
     issued and outstanding: none .......................             --              --
Common shares, no par value:
   Authorized:  50,000 shares; issued and outstanding:

   10,796 September 30, 1997 and 10,733 December 31, 1996         48,711          48,551

Unrealized gain on securities available for sale ........             12              11
Retained earnings (deficit) .............................         (1,930)          2,749
                                                                --------        --------
       Total shareholders' equity .......................         46,793          51,311
                                                                --------        --------
                                                                $ 52,249        $ 66,088
                                                                ========        ========

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

                      PETE'S BREWING COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                   ----------

                                                     For the three months ended
                                                            September 30,
                                                       1997              1996
                                                     --------          --------
Sales ......................................         $ 14,308          $ 21,709
Less excise taxes ..........................            1,472             2,040
                                                     --------          --------
   Net sales ...............................           12,836            19,669

Cost of goods sold .........................            6,396             9,349
                                                     --------          --------
   Gross profit ............................            6,440            10,320
                                                     --------          --------

Selling, advertising and
   promotional expenses ....................            7,558             8,830
General and administrative expenses ........            1,714             1,346
                                                     --------          --------
   Total operating expense .................            9,272            10,176
                                                     --------          --------
   Income (loss) from operations ...........           (2,832)              144

Interest income ............................              250               350
                                                     --------          --------
   Income (loss) before income taxes .......           (2,582)              494

Income tax benefit (provision) .............              624              (164)
                                                     --------          --------
   Net income (loss) .......................         $ (1,958)         $    330
                                                     ========          ========

Net income (loss) per share ................         $  (0.18)         $   0.03
                                                     ========          ========

Shares used in per share calculation .......           10,790            10,787
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

                      PETE'S BREWING COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                   ----------

                                                     For the nine months ended
                                                            September 30,
                                                       1997              1996
                                                     --------          --------
Sales ......................................         $ 48,064          $ 57,074
Less excise taxes ..........................            4,847             5,521
                                                     --------          --------
   Net sales ...............................           43,217            51,553

Cost of goods sold .........................           22,323            25,160
                                                     --------          --------
   Gross profit ............................           20,894            26,393
                                                     --------          --------

Selling, advertising and
   promotional expenses ....................           22,449            21,157
General and administrative expenses ........            6,190             3,773
Write-off of brewery start up ..............              713                 0
                                                     --------          --------
Total operating expense ....................           29,352            24,930
                                                     --------          --------
   Income (loss) from operations ...........           (8,458)            1,463

Interest income ............................              838             1,053
                                                     --------          --------

   Income (loss) before income taxes .......           (7,620)            2,516

Income tax benefit (provision) .............            2,941              (839)
                                                     --------          --------
   Net income (loss) .......................         $ (4,679)         $  1,677
                                                     ========          ========

Net income (loss) per share ................         $  (0.43)         $   0.15
                                                     ========          ========

Shares used in per share calculation .......           10,767            10,856
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

                      PETE'S BREWING COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                   ----------


                                                                      For the nine months ended
                                                                            September 30,
                                                                        1997            1996
                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ........................................       $ (4,679)       $  1,677
     Adjustments to reconcile net income (loss) to net cash
       used by operations:
       Depreciation and amortization ..........................          2,721             893
       Deferred taxes .........................................         (3,245)             --
       Changes in operating assets and liabilities:
          Trade accounts receivable ...........................          3,824          (3,731)
          Inventories .........................................            348          (2,780)
          Prepaid expenses and other current assets ...........           (885)         (4,461)
          Accounts payable and accrued expenses ...............         (9,321)          3,417
                                                                      --------        --------
            Net cash used by operations .......................        (11,237)         (4,985)
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ......................           (459)         (2,454)
     Purchases of available for sale securities ...............        (10,599)        (24,052)
     Proceeds from sale of available for sale securities ......         15,567              --
     Additions to other assets ................................         (1,168)           (757)
                                                                      --------        --------
            Net cash provided by (used in) investing activities          3,341         (27,263)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares ................................            160             240
                                                                      --------        --------
            Net cash provided by financing activities .........            160             240
                                                                      --------        --------

            Net decrease in cash and
              cash equivalents ................................         (7,736)        (32,008)

CASH AND CASH EQUIVALENTS:
     Beginning of period ......................................         19,814          42,960
                                                                      --------        --------
     End of period ............................................       $ 12,078        $ 10,952
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

                      PETE'S BREWING COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. TRADE ACCOUNTS RECEIVABLE: Trade accounts receivable are as follows (in thousands):

                                              September 30,        December 31,
                                                  1997                 1996(1)
                                              -------------        ------------
                                               (unaudited)
    Trade accounts receivable...............     $5,312               $9,918
    Less allowance for credit notes.........      1,301                2,115
    Less allowance for doubtful accounts....        171                  139
                                                 ------               ------
                                                 $3,840               $7,664
                                                 ======               ======

3.  INVENTORIES:

    Inventories are as follows (in thousands):

                                              September 30,        December 31,
                                                  1997                1996(1)
                                              -------------        ------------
                                               (unaudited)
    Finished goods........................       $  532               $  972
    Beer in progress......................         1217                  799
    Promotional material..................        2,334                2,660
                                                 ------               ------
                                                 $4,083               $4,431
                                                 ======               ======

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of December 31, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statement in the sixth paragraph of "Overview" concerning the period of time through which available brewery capacity will be sufficient to meet the Company's needs, the statements under "Factors Affecting Future Operating Results," and the statement in the last paragraph under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements.

OVERVIEW

Pete's Brewing Company ("the Company") was incorporated in California in 1986. The Company markets its beers in 49 states, the District of Columbia and the United Kingdom through independent beverage distributors that sell to retail establishments that sell to consumers.

The Company has historically devoted substantial resources toward selling, advertising and promotional activities to build consumer awareness and brand loyalty. The Company intends to continue to devote substantial resources toward selling, advertising and promotional activities, particularly as it focuses on expanding retail distribution. The Company's profitability is significantly impacted by the timing and level of expenditures related to selling, advertising and promotion.

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

On September 25, 1997, Stroh announced its intention to close its brewery in St. Paul Minnesota, where the Company produces a significant portion of its beer. The closure of this production facility is expected to be effective late November 1997. The Company's management along with the management of Stroh is implementing a plan to transition the production of the Company's beer to other Stroh breweries. In addition, the Company is currently working with Stroh to develop a long term, multi-plant sourcing plan to provide cost effective production of its beers.

After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with previously disclosed plans to construct and equip a brewery in California. Although the Company believes that the brewing capacity available to the Company under the Stroh Agreement is adequate to meet its needs for the foreseeable future, the Company will continue to monitor long term capacity availability in light of its business plan. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will now be used for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. See "Liquidity and Capital Resources." During the nine months ended September 30, 1997, the Company recorded a charge to earnings for the write-off of previously capitalized costs in connection with the brewery project. This write-off adversely impacted the

Company's earnings in the nine months ended September 30, 1997.

During September 1997, the Company recognized the write-off of promotional inventories of $1.4 million. The value of these inventories was evaluated in light of the Company's revised strategic marketing plans. Those items determined to be either excess or obsolete were written off.

As a result of competitive market factors, continuing efforts to reduce wholesale inventories and other factors described under "Results of Operations," the Company realized a net loss during the three months ended September 30, 1997 of $1,958,000.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of sales for the periods indicated:

                                               Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                                1997       1996               1997      1996
                                                -----      -----              -----     -----
Sales.......................................    111.5%     110.4%             111.2%    110.7%
Less excise taxes...........................     11.5       10.4               11.2      10.7
                                                -----      -----              -----     -----
   Net sales................................    100.0      100.0              100.0     100.0
Cost of goods sold..........................     49.8       47.5               51.7      48.8
                                                -----      -----              -----     -----
   Gross profit.............................     50.2       52.5               48.3      51.2
                                                -----      -----              -----     -----
Selling, advertising and promotional expenses    58.9       44.9               51.9      41.0
General and administrative expenses.........     13.4        6.9               14.3       7.3
Write-off of brewery start-up...............      0.0        0.0                1.6       0.0
                                                -----      -----              -----     -----
   Total operational expenses...............     72.3       51.8               67.8      48.3
                                                -----      -----              -----     -----
   Income (loss) from operations............    (22.1)       0.7              (19.5)      2.9
Interest income.............................      1.9        1.8                1.9       2.0
                                                -----      -----              -----     -----
   Income (loss) before income taxes........    (20.2)       2.5              (17.6)      4.9
Income tax benefit (provision)..............      4.9       (0.8)               6.8      (1.6)
                                                -----      -----              -----     -----
   Net income (loss)........................    (15.3)%      1.7%             (10.8%)     3.3%
                                                =====      =====              =====     =====

The following tables sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                                   Three months ended           Nine months ended
                                                      September 30,               September 30
                                                  1997           1996           1997         1996
                                                 -------        -------        -------      -------
Sales........................................    $181.80        $186.50        $179.81      $182.99
Less excise taxes............................      18.70          17.53          18.13        17.70
                                                 -------        -------        -------      -------
   Net sales.................................     163.10         168.97         161.68       165.29
Cost of goods sold...........................      81.27          80.32          83.51        80.67
                                                 -------        -------        -------      -------
   Gross profit..............................      81.83          88.65          78.17        84.62
                                                 -------        -------        -------      -------
Selling, advertising and promotional expenses      96.03          75.86          83.98        67.83
General and administrative expenses..........      21.78          11.56          23.16        12.10
Write-off of brewery start-up................       0.00           0.00           2.67         0.00
                                                 -------        -------        -------      -------
   Total operational expenses................     117.81          87.42         109.81        79.93
                                                 -------        -------        -------      -------
   Income (loss) from operations.............     (35.98)          1.23         (31.64)        4.69

Interest income..............................       3.17           3.01           3.14         3.38
                                                 -------        -------        -------      -------
   Income (loss) before income taxes.........     (32.81)          4.24         (28.50)        8.07
Income tax benefit (provision)...............       7.93          (1.41)         11.00        (2.69)
                                                 -------        -------        -------      -------
   Net income (loss).........................    $(24.88)       $  2.83        $(17.50)     $  5.38
                                                 =======        =======        =======      =======


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

SALES. Sales decreased by 34.1% from $21.7 million in the three months ended September 30, 1996 ("the Third Quarter of 1996") to $14.3 million in the three months ended September 30, 1997 ("the Third Quarter of 1997"). Sales volume decreased 32.4% from 116,400 barrels sold in the Third Quarter of 1996 to 78,700 barrels sold in the Third Quarter of 1997. The decrease in sales was primarily attributable to decreased sales volume in existing markets as a result of reduced wholesaler inventories, and a decline in depletions, which are wholesaler reported shipments from wholesale to retail. Sales per barrel decreased from $186.50 in the Third Quarter of 1996 to $181.80 in the Third Quarter of 1997. The decrease in sales per barrel was due to changes in the sales mix between keg and bottled beer and changes in the sales mix between states during the Third Quarter of 1997 when compared to the Third Quarter of 1996.

EXCISE TAXES. Federal and state excise taxes decreased by 27.8% from $2.0 million in the Third Quarter of 1996 to 1.5 million in the Third Quarter of 1997. Excise taxes as a percentage of net sales increased from 10.4% to 11.5%. Excise taxes per barrel sold increased from $17.53 in the Third Quarter of 1996 to $18.70 in the Third Quarter of 1997. The overall decrease in excise taxes was attributable to the decrease in sales volume, since the excise tax is assessed on a per barrel basis. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1997 and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1997 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold decreased 31.6% from $9.3 million in the Third Quarter of 1996 to $6.4 million in the Third Quarter of 1997 reflecting the decrease in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 47.5% in the Third Quarter of 1996 to 49.8% in the Third Quarter of 1997. Cost of goods sold per barrel sold increased from $80.32 in the Third Quarter of 1996 to $81.27 in the Third Quarter of 1997. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased costs of production and increased transportation expenses. Transportation expenses decreased 13.1% from $1.6 million in the Third Quarter of 1996 to $1.4 million in the Third Quarter of 1997. Transportation expenses as a percentage of net sales increased from 8.0% in the Third Quarter of 1996 to 10.7% in the Third Quarter of 1997. Transportation expenses per barrel sold increased from $13.55 per barrel in the Third Quarter of 1996 to $17.40 per barrel in the Third Quarter of 1997. The increase in transportation expenses as a percentage of net sales and on a per barrel basis were primarily due to the increased costs associated with the restructuring of the Company's distribution network in California. As a result of expanding its distributor network from a limited number of distributors to in excess of 30, during the fourth quarter of 1996, the Company has continued to experience increased transportation costs in this key market.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses decreased by 14.4% from $8.8 million in the Third Quarter of 1996 to $7.6 million in the Third Quarter of 1997. The decrease is primarily due to reduced advertising costs and lower discounts to wholesalers resulting from lower depletions, offset by the write-off of excess and obsolete point of sale advertising material inventories. Selling, advertising and promotional expenses as percentage of net sales increased from 44.9% in the Third Quarter of 1996 to 58.9% in the Third Quarter of 1997. Selling, advertising and promotional expenses per barrel sold increased from $75.86 in the Third Quarter of 1996 to $96.03 in the Third Quarter of 1997. The increases in expenses per barrel and as a percentage of sales are due to the reduced sales volume and the relative fixed nature of a significant portion of the selling, advertising and promotional expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 27.3% from $1.3 million in the Third Quarter of 1996 to $1.7 million in the Third Quarter of 1997. General and administrative expenses as a percentage of net sales increased from 6.9% in the Third Quarter of 1996 to 13.4% in the Third Quarter of 1997. General and administrative expenses per barrel sold increased from $11.56 in the Third Quarter of 1996 to $21.78 in the Third Quarter of 1997. The increase in general and administrative expenses resulted primarily from increased headcount and payroll expenditures.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, decreased $100,000 from $350,000 in the Third Quarter of 1996 to $250,000 in the Third Quarter of 1997. This decrease reflected decreased earnings from investment due to a reduction in the amount of cash and cash equivalents and available for sale securities when compared to the Third Quarter of 1996.

INCOME TAX BENEFIT (PROVISION). The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax benefit (provision) takes into account the effects of state income taxes, offset by non-taxable income. The income tax benefit (provision) during the Third Quarter of 1997 and during the Third Quarter of 1996 was below the federal statutory rate (34%) as a result of state taxes and non-deductible expenses offset by non-taxable income in the Third Quarters of 1997 and 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

SALES. Sales decreased by 15.8% from $57.1 million for the nine months ended September 30, 1996 (the "First Nine Months of 1996") to $48.1 million for the nine months ended September 30, 1997 (the "First Nine Months of 1997"). Sales volume decreased 14.3% from 312,000 barrels sold in the First Nine Months of 1996 to 267,000 barrels sold in the First Nine Months of 1997. The decrease in sales was attributable to reduction in wholesale inventories, a decline in depletions, which are wholesaler reported shipments from wholesale to retail, and to competitive market factors as numerous competing products entered the marketplace. Sales per barrel decreased from $182.99 in the First Nine Months of 1996 to $179.81 in the First Nine Months of 1997.

EXCISE TAXES. Federal and state excise taxes decreased by 12.2% from $5.5 million in the First Nine Months of 1996 to $4.8 million in the First Nine Months of 1997. Excise taxes as a percentage of net sales increased from 10.7% for the First Nine Months of 1996 to 11.2% for the First Nine Months of 1997. Excise taxes per barrel sold increased from $17.70 in the First Nine Months of 1996 to $18.13 in the First Nine Months of 1997. The overall decrease in excise taxes was attributable to the decrease in sales volume, since the excise tax is assessed on a per barrel basis. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1997 and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1997 and to a lessor extent, changes in state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold decreased 11.3% from $25.2 million in the First Nine Months of 1996 to $22.3 million in the First Nine Months of 1997 primarily due to the decrease in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 48.8% in the First Nine Months of 1996 to 51.7% in the First Nine Months of 1997. Cost of goods sold per barrel sold increased from $80.67 in the First Nine Months of 1996 to $83.51 in the First Nine Months of 1997. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased costs of production and increased transportation expenses.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses increased by 6.1% from $21.2 million in the First Nine Months of 1996 to $22.4 million in the First Nine Months of 1997. Selling, advertising and promotional expenses as a percentage of net sales increased from 41.0% in the First Nine Months of 1996 to 51.9% in the First Nine Months of 1997. Selling, advertising and promotional expenses per barrel sold increased from $67.83 in the First Nine Months of 1996 to $83.98 in the First Nine Months of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 64.1% from $3.8 million in the First Nine Months of 1996 to $6.2 million in the First Nine Months of 1997. General and administrative expenses as a percentage of net sales increased from 7.3% in the First Nine Months of 1996 to 14.3% in the First Nine Months of 1997. General and administrative expenses per barrel sold increased from $12.10 in the First Nine Months of 1996 to $23.16 in the First Nine Months of 1997.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net, decreased $215,000 from $1,053,000 in the First Nine Months of 1996 to $838,000 in the First Nine Months of 1997.

INCOME TAX BENEFIT (PROVISION). The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax benefit (provision) takes into account the effects of state income taxes, offset by the non-taxable income. The income tax benefit (provision) during the First Nine Months of 1997 was above and during the First Nine Months of 1996 was below the federal statutory rate (34%) as a result of state taxes, non-deductible expenses offset by non-taxable income in both the First Nine Months of 1997 and 1996.

FACTORS AFFECTING FUTURE RESULTS

QUARTERLY OPERATING RESULTS FLUCTUATE. The Company's quarterly operating results have varied significantly in the past, and may do so in the future, depending on factors such as increased competition, the transition to new distributors in key markets, fluctuations in sales volume which result in variations in costs of goods sold, the timing of new product announcements by the Company or its competitors, the timing of significant advertising and promotional campaigns by the Company, changes in mix between kegs and bottles, the impact of an increasing average federal excise tax rate as sales volume changes, fluctuations in the price of packaging and raw materials, seasonality of sales of the Company's beers, general economic factors, trends in consumer preferences, regulatory developments including changes in excise tax and other tax rates, changes in average selling prices or market acceptance of the Company's beers, increases in production costs associated with initial production of new products and fluctuations in volume of sales and variations in shipping and transportation costs. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected by a reduction in sales because certain of the Company's operating expenses are fixed in the short-term. The Company's profitability has been significantly impacted by the timing and level of expenditures related to selling, advertising and promotional expenses. For example, in September 1997, the Company recorded a $1.4 million charge to earnings for the write-off of obsolete promotional materials. In addition, the Company's decision to undertake a significant media advertising campaign could substantially increase the Company's expenses in a particular quarter, while any increase in sales from such advertising may be realized in subsequent periods. The Company believes that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. In addition, historical growth rates should not be considered indicative of future sales growth, if any, or of future operating results. There can be no assurance that the Company's sales will grow or be sustained in future periods or that the Company will remain profitable in any future period.

DEPENDENCE ON STROH. The Company relies upon Stroh at all phases of the production of its beers, including sourcing and purchasing the ingredients used to make the Company's beer, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, collecting and remitting payments to the Company and performing regulatory compliance. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to meet the Company's delivery commitments or if beer brewed at Stroh breweries failed to satisfy the Company's quality requirements. On September 25, 1997, Stroh announced its intention to close its brewery in St. Paul, Minnesota, where the Company produces a significant portion of its beer. The closure of this production facility is expected to be effective late November 1997. The Company's management along with the management of Stroh is implementing a plan to transition the production of the Company's beer to other Stroh breweries. In addition, the Company is currently working with Stroh to develop a long term, multi-plant sourcing plan to provide cost effective production of its beers. If the Company's ability to obtain product from the Stroh breweries were interrupted or impaired for any reason, the Company would not be able to establish an alternative production source, nor would the Company be able to develop its own production capabilities, without substantial disruption to the Company's operations. Any inability to obtain adequate production of the Company's beers on a timely basis or any other circumstance that would require the Company to seek alternative sources of supply would delay shipments of the Company's product, which could damage relationships with the Company's current and prospective distributors and retailers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $7.7 million in the First Nine Months of 1997 as compared to a decrease of $32.0 million in the First Nine Months of 1996. The Company used $11.2 million in cash from operations in the First Nine Months of 1997 as compared to a use of $5.0 million for the First Nine Months of 1996. The increase in the uses of cash from operations from the First Nine Months of 1996 resulted primarily from the $4.7 million net loss recognized during the First Nine Months of 1997 and the payment of unusually high accounts payables and accrued expenses outstanding at December 31, 1996, offset by the reduction in accounts receivable. The unusually high balances of accounts payables and accrued expenses at December 31,1996 consisted primarily of accruals for 1996 income taxes and advertising expenses.

The Company's principal investing activities consisted of the purchase and sale of available for sale securities in the First Nine Months of 1997. During the First Nine Months of 1996, the principal investing activity was the purchase of available for sale securities of $24.0 million and the purchase of $2.5 million of capital equipment.

The only significant financing activities in the First Nine Months of 1997 and 1996 was the issuance of

Common Stock to employees of the Company under the Company's employee stock purchase plan which provided $240,000 of cash flow in 1996 and $160,000 in 1997.

As described in "Overview," the Company determined during February 1997 not to go forward with previously disclosed plans to construct and equip a new brewery in California. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will be used for general corporate purposes, including to meet working capital needs, pending the Company's analysis, currently underway, of the alternative uses available to the Company.

As of September 30, 1997, working capital was $39.5 million as compared with working capital of $43.5 million as of September 30, 1996. The decrease was primarily due to the decrease in cash and cash equivalents, available for sale securities and accounts receivable, offset by an increase in the current deferred tax asset and decreases in accounts payable and accrued expenses. The Company anticipates that its current cash and available for sale securities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

PART II.  OTHER INFORMATION

ITEM 2:  USE OF PROCEEDS

        With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(vii), since its report on Form SR for the period ended August 6, 1997, the Company used net proceeds in the amounts noted for the following purposes: Purchase and installation of machinery and equipment $124,000; working capital $133,000; and temporary investments in liquid instruments such as municipal bonds and notes and market rate preferreds $25,975,000. There were no direct or indirect payments to directors or officers of the Company or to any other person or entity. The Registration Statement on Form S-1 filed by the Company in connection with its initial public offering stated that the Company intended to use part of the net proceeds for the construction of a brewery in California. After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with the construction of the brewery in California. The Company now intends to use such net proceeds for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. In addition, a portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS
                      11.1   COMPUTATION OF PER SHARE EARNINGS
                      27.1   FINANCIAL DATA SCHEDULE

               (b) REPORTS ON FORM 8-K. NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Pete's Brewing Company


Dated: November 13, 1997        By: /s/ Jeffrey A. Atkins
                                    ----------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
  11.1         Computation of per share earnings
  27.1         Financial data schedule