Form 10-K405
period 1997-12-31
PETES BREWING CO
filed 1998-03-26
CIK 856873

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 328-7383

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 27, 1998 as reported on the Nasdaq National Market, was approximately $34,641,245. Shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 27, 1998, registrant had 10,815,273 outstanding shares of Common Stock.

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 1998.

================================================================================

                             PETE'S BREWING COMPANY

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I.
Item 1.      Business....................................................      1
             Employees...................................................     13
Item 2.      Properties..................................................     13
Item 3.      Legal Proceedings...........................................     13
Item 4.      Submission of Matters to a Vote of Security Holders.........     13
             Executive Officers of the Registrant........................     14
PART II.
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................     15
Item 6.      Selected Financial Data.....................................     16
Item 7.      Managements Discussion and Analysis of Financial Condition
             and Results of Operations...................................     17
Item 8.      Financial Statements and Supplementary Data.................     26
PART III.
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     41
Item 10.     Directors and Executive Officers of the Registrant..........     41
Item 11.     Executive Compensation......................................     41
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................     41
Item 13.     Certain Relationships and Related Transactions..............     41
PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     41
             Signatures..................................................     43
             Consent of Independent Accountants..........................
             Report of Independent Accountants on Financial Statement
             Schedule....................................................     44
             Valuation and Qualifying Accounts...........................     45

                                     PART I

     The information contained in this Report includes forward-looking statements, based on current expectations, that involve risks and uncertainties, which could cause actual results to differ materially from those, expressed in the forward-looking statements. Various important factors known to Pete's Brewing Company that could cause such material differences are identified below in Part I, Item 1 of this report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 1. BUSINESS

     Pete's Brewing Company ("Pete's" or the "Company") is the second largest major domestic craft brewer in the United States. The Company currently markets its 9 distinctive full-bodied beers in 49 states, the District of Columbia and the United Kingdom under the "Pete's" brand name. Pete's Wicked Ale, the Company's flagship beer, has won 22 awards for excellence since it was introduced in 1986. In addition, Pete's currently markets Pete's Signature Pilsner, Pete's Honey Wheat, and Pete's Strawberry Blonde and Pete's Oktoberfest. By year end 1997, Pete's completed its calendar of seasonal offerings with the introduction of Pete's Springfest to provide a seasonal bridge between the number-one selling craft beers in their respective seasons, Pete's Summer Brew and Pete's Winter Brew. In response to varying consumer preferences, the Company will diversify its product line by introducing and marketing a new beer, Pete's ESP Lager, in March 1998.

INDUSTRY BACKGROUND

     The Company participates in the domestic craft beer segment of the estimated $50 billion domestic beer market. This segment represented approximately 4.5% of total domestic, retail beer sales in 1997. In general, three types of brewers produce beers that compete with the Company's beers: major domestic brewers, import beer companies and domestic craft brewers.

     There are approximately 1,300 brewers in the United States. The industry is both highly concentrated, with the top five domestic brewers, Anheuser-Busch Companies, Inc., Miller Brewing Company, Inc., Adolph Coors Co., Stroh Brewery Co., and Pabst Brewing Co., accounting for nearly 90% of U.S. beer volume shipments in 1997, and fragmented within the nearly 1,300 domestic craft brewers. The large domestic beer producers generally offer a homogenous selection of beer choices designed for broad mass appeal. These beers, principally light-bodied lagers and pilsners, are brewed for low flavor and aroma, using mass production techniques for low cost.

     The brewers of import beers from Holland, Germany, Canada and Mexico were the first, in recent decades, to provide beers to address and benefit from shifting consumer preferences toward more full-bodied, more flavorful beers. Imported beers often reflect the style preferences of their country of origin and frequently carry a premium image with U.S. consumers. As a result, imports are frequently priced at a premium to most domestic mainstream brands.

     Domestic craft brewers generally brew their beers according to traditional German or English recipes and tend to be more full bodied and more bitter in taste than mass produced domestic beers. As a result, these amber lagers and ales, stouts, porters, bocks, and German-style wheat beers and seasonal beers tend to be more flavorful and fresher tasting. Craft brewers have convincingly promoted the concept that beers made in smaller batch sizes than the mainstream brewers and from "all natural ingredients" produce a better beer. This has been particularly relevant, as consumers have shown an increasing interest in the process of beer making, alternative styles of beer, and the history surrounding beer. This increased demand for craft beers has allowed a price premium relative to mass produced domestic beers and higher margins throughout the distribution channel, motivating distributors and retailers to carry and promote these products.

     Despite the rapid growth of craft beers and imports in recent years, growth in the total domestic beer market has been less than 1% per annum since 1984. Adult per capita consumption of beer in the United States has also declined slightly. The Company believes that these trends can be attributed to a variety of factors, including increased concerns over the health consequences of consuming alcoholic beverages; safety concerns about drinking and driving; a trend toward a diet of lighter, lower calorie beverages; the increased activity of anti-alcohol consumer protection groups; an increase in the minimum drinking age from 18 to 21 years in all states; the general aging of the population; and increases in federal and state excise taxes.

     After several years of dramatic growth, the domestic craft beer market grew at an annual rate of approximately 8% for the year ended December 31, 1997. This growth rate was significantly below the rates of the past five years, and the Company believes that deceleration of growth by the craft segment will continue in 1998. The Company estimates that the segment was flat to slightly down during the fourth quarter of 1997. The success of the craft segment has attracted significant numbers of entrants to the category, based on the relatively low barriers to entry. This has, in turn, led to significant over-proliferation of brewers and brands in the marketplace. Consumers, previously stimulated to experiment with an increasing array of choice, appear to be moving toward safer, more reliable brand choices among the premium, "better beer" alternatives to mainstream domestic beers. Consumer research conducted by the Company during 1997 suggests that there is significant interaction between craft brands and import brands when consumers are seeking a "better beer". Import brands have effectively marketed their premium image and heritage to attract consumers from the craft segment during the past year. The Company believes that future success of its brand will depend on providing adequate and relevant brand communication to consumers who are seeking "better beers".

     Domestic craft brewers fall into four main categories: brewpubs, microbrewers, regional brewers and custom brewers. Brewpubs, consisting of bars and restaurants, produce at least 50% of their product for on-site consumption. Microbrewers, defined within the industry as brewers of less than 15,000 barrels of beer annually, generally have limited distribution and tend to serve a very local market. Regional brewers typically own and operate their own breweries to produce between 15,000 and 2,000,000 barrels of beer annually. While regional brewers generally have a strong presence in their geographic regions, they tend to have less distribution and market share outside of their home region. Such brewers typically invest their resources in constructing and maintaining breweries, leaving little to invest in selling infrastructure and marketing activities. Word of mouth and occasional media attention are relied upon to promote growth. Custom brewers utilize excess industry brewing capacity to produce their beers according to their own proprietary recipes. Custom brewers devote their resources toward advertising and promotion of their craft beers, rather than a capital intensive brewing operation.

STRATEGY

     The Company's objective is to become the leading brewer of high quality craft beers in the United States. Key elements of the Company's business strategy to increase market share and profitability include the following:

     Brand Investment. The Company devotes significant financial resources to innovative selling, advertising and promotional activities designed to build brand awareness and a high level of consumer loyalty. Through participation in trade shows, other beer industry events and founder Pete Slosberg's beer education seminars, the Company seeks to educate distributors, retailers and consumers about the craft beer industry and the Company's beers. In 1997, 1996 and 1995, selling, advertising and promotional expenses represented 51.7%, 42.0% and 36.4%, respectively, of the Company's net sales.

     Beginning in 1998, the Company will market all of its beers under the "Pete's" trademark. Research conducted by the Company during 1997 indicated that consumers in the Company's target market are attracted to the "Pete's" brand name and associate both quality and fun with the brand. In addition, the "Pete's" brand is versatile, amenable to brand expansion and is not constrained by regional or provincial connotations.

     Through ongoing consumer research, the Company seeks to gain further understanding of the craft beer category as it exists today and changes over time, in particular with respect to the "Pete's" brand and advertising awareness, consumption patterns and craft beer consumer demographics. Current consumer research indicates that beer lovers are attracted to the "Pete's" brand in large part because Pete Slosberg is a real person, who is passionate about making better beer and his company -- Pete's Brewing Company -- makes great beer. This research also determined that the "Pete's Wicked" image was uniquely associated with the flagship beer "Pete's Wicked Ale" and, therefore, brand positioning will be adjusted during 1998 on the Company's other products to maintain this distinction. The repositioning of the brand resulted in the removal of the "Wicked" name from all of the Company's products except for "Pete's Wicked Ale". The Company intends to continue to expend significant resources on selling, advertising and promoting these concepts to increase its market share in key geographic regions in the United States. The Company's advertising and promotional activities promote the Company's image as an innovative brewer, with a personal and inviting character behind the label, a unique brand name and high quality beers.

     Cost Efficient, High Quality Brewing. Since inception, the Company has taken advantage of the excess capacity in the domestic brewing industry by utilizing breweries of independent companies to custom brew the Company's beers under the Company's on-site supervision and pursuant to the Company's proprietary recipes. The Company assures the quality of its beers by selecting specialty malts and hops, controlling the custom brewing operations and by following advanced brewing industry guidelines for in-process and finished product quality assurance. In general, the custom brewing strategy allows the Company to (i) devote significant financial resources to sales, promotion and advertising activities, (ii) maintain strong sales growth with a relatively lean brewing infrastructure and (iii) secure access to the brewing capacity required to efficiently distribute its beers nationally, while maintaining high quality across its product offerings.

     The Company has a strategic alliance with The Stroh Brewery Company ("Stroh") pursuant to which the Company custom brews all of its beers at the breweries of Stroh. In August 1995, the Company began shipping products brewed at the St. Paul, Minnesota Stroh brewery. In March 1996, the Company began shipping products brewed at the Winston-Salem, North Carolina Stroh brewery and in late 1997 began to qualify products for brewing at the Seattle, Washington Stroh brewery when Stroh closed its St. Paul brewery. Under the Company's long-term brewing agreement with Stroh (the "Stroh Agreement"), the Company has reduced its production costs. The Company will have the ability to strategically utilize multiple brewing sites in different geographic regions of the United States to reduce transportation costs and delivery times to distributors. The Company believes that utilizing multiple breweries of a single brewer provides advantages over utilizing facilities of several different brewers, including ease of management of operations, uniformity of product quality and ability to use a single management information system. In connection with the Stroh Agreement, the Company issued a warrant to Stroh to purchase 1,140,284 shares of the Company's Common Stock and an executive officer of Stroh joined the Company's Board of Directors.

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

     Product Diversity and Quality. The Company intends to continue to update its product line with beers designed to appeal to varying consumer preferences. The Company currently markets 9 distinctive full flavored craft beers, consisting of five year-round products and four seasonal brews. The Company's beers, ranging from brown to amber to gold colors, all bear the "Pete's" brand name and allow the Company to appeal to a broad range of consumers. The Company intends to establish a selection of year-round and seasonal beers that will attract consumers to craft beers and allow them to explore new tastes. The company brews its beers using only water, malt, hops, yeast and natural spices and flavors.

PETE'S BREWS

     The Company positions all of its products as full-bodied beers of the highest quality. The Company's products are made only from high quality natural ingredients. The Company brews its beer using only water, malt, hops, yeast and natural spices and flavors. The Company's beers have won numerous awards for excellence. The Company's net sales and barrels of beer sold have grown rapidly from $2.5 million and 14,700 barrels, respectively, in 1991 to $58.3 million and 361,100 barrels, respectively, in 1997, which are lower than 1996 levels of $70.6 million in net sales and 425,600 barrels.

  Brands

     The Company offers or plans to offer in the near future the following Pete's brews:

     Pete's Wicked Ale. Introduced in 1986, the Company's flagship beer, Pete's Wicked Ale, is widely recognized as the original American brown ale, with a roasted malt sweetness, strong hop flavor and aroma, and medium body. Pale, chocolate and caramel malts and a complex blend of Cascade and rare Brewer's Gold hops have contributed to the numerous awards for brewing excellence that this beer has received since 1986.

     Pete's Signature Pilsner. Introduced in 1992 as Pete's Wicked Lager, and repositioned as Pete's Wicked Bohemian Pilsner in 1996, Pete's Signature Pilsner is an authentic Czech pilsner. A medium-bodied lager, it has a malty sweetness with assertive bitterness and strong hoppy aroma from the use of imported Saaz hops.

     Pete's Winter Brew. Introduced in the winter of 1993, Pete's Winter Brew, formerly Pete's Wicked Winter Brew, is a medium bodied amber ale with a raspberry aroma and taste. This holiday offering is available annually from the Fall through the Winter.

     Pete's Summer Brew. Introduced in April 1995, Pete's Summer Brew, formerly Pete's Wicked Summer Brew, is a light, refreshing golden pale ale made with pale and wheat malt, Tettanger hops, and a delicate hint of natural lemon flavor. This summer offering is available annually from April to August. The Company believes that Pete's Wicked Summer Brew was the number one selling craft summer seasonal beer in the United States in 1997, 1996, and 1995.

     Pete's Honey Wheat. Introduced in July 1995, Pete's Honey Wheat, formerly Pete's Wicked Honey Wheat, is an ambered colored, delicately malted wheat beer that is distinguished by its use of caramel malt in addition to wheat malt. The honey flavor naturally enhances the depth of the malt and hop flavors for a rich, smooth taste. Late-kettled hopping with a blend of Tettanger and Cascade hops adds a slightly fruity aroma. The beer is unfiltered to retain the distinctive honey-flavored finish.

     Pete's Strawberry Blonde. Introduced in July 1996, Pete's Strawberry Blonde, formerly Pete's Wicked Strawberry Blonde, is a golden ale with a soft malty finish, and a distinct strawberry aroma.

     Pete's Oktoberfest. Introduced in August 1996, Pete's Oktoberfest, formerly Pete's Wicked Oktoberfest, is a traditional Bavarian amber lager brewed in the classic Marzen style. This copper colored, medium-bodied brew has a sweet, caramel nutty flavor arising from the use of caramel malts, with the balancing bitterness of a blend of Cascade, Yakima Cluster and Tettanger hops. This fall seasonal is available in September and October.

     Pete's Springfest. Introduced in December 1997, Pete's Springfest, formerly Pete's Wicked Springfest, is a hearty, full-bodied, amber brew designed in the tradition of spring celebration seasonal bock beers. Its rich malty flavor derives from the brewmaster's use of caramel, wheat, munich, and pale malts balanced by a variety of hops. This spring seasonal is available in February and March.

     Pete's ESP Lager. Created in late 1997 for early 1998 introduction, Pete's ESP Lager is made in the style of European export lagers. Its golden color, combined with a refreshing craft character and crisp finish, make it a relevant alternative to more full-bodied styles. Crafted with the use of pale and wheat malts and Yakima Cluster and Tettanger hops, this new style will be introduced in March 1998.

In January 1998, the Company announced its plan to realign its portfolio of brands and discontinue Pete's Wicked Multigrain, Pete's Wicked Maple Porter, Pete's Wicked Amber Ale, and Pete's Wicked Pale Ale.

  Awards for Excellence

     The Company's beers have won numerous awards for excellence. The following table lists certain awards and distinctions achieved by the Company's beers:

    PETE'S WICKED ALE

    1997 SILVER MEDAL: Ale Category                          World Beer Championship
    1997 GOLD MEDAL: Brown Ale Category                      Cheers One World Festival, Florida
    1997 1ST PLACE                                           Norwalk, CT Consumer Preference Poll
    1996 GOLD MEDAL: Brown Ale Category                      World Beer Championships
    1996 SILVER MEDAL: Brown Ale Category                    All American Beer Festival, Houston
    1995 BRONZE MEDAL: American Brown Ale                    Great American Beer Festival(R), Denver
    1995 SILVER MEDAL: Brown Ale Category                    World Beer Championships
    1994 SILVER MEDAL: Brown Ale Category                    World Beer Championships
    1994 GOLD AWARD                                          Karnival of Beers, Fullerton
    1994 4TH PLACE: Brown Ales                               Great International Beer Tasting, Denver
    1993 4TH PLACE: Brown Ales                               Great International Beer Tasting, Denver
    1992 GOLD MEDAL: American Brown Ale                      Great American Beer Festival(R), Denver
    1992 1ST PLACE                                           Great American Beer Festival(R)
                                                             "People's Choice"
    1992 BEST ALE                                            Atlanta Tribune Tasting, Atlanta
    1991 1ST PLACE BROWN ALES                                Twin Cities Reader Poll, Minneapolis
    1991 2ND PLACE ALL STYLES                                Los Angeles Times Tasting, LA
    1990 BEST BROWN ALE                                      Great American Beer Tasting, New York
    1990 2ND PLACE ALE                                       Milwaukee Beer Festival, Milwaukee
    1988 SILVER MEDAL                                        KPBS International Beer Festival, San
                                                             Diego
    1988 SILVER MEDAL: Brown Ale Category                    Great American Beer Festival(R), Denver
    1987 SILVER MEDAL: Ale Category                          Great American Beer Festival(R), Denver
    1987 1ST PLACE ALL STYLES                                Bay Guardian Competition, San Francisco

    PETE'S SIGNATURE PILSNER
    1997 SILVER: Lager Category                              World Beer Championships
    1997 SILVER: Pilsner Category                            Cheers One World Festival, Florida
    1996 GOLD MEDAL: Pilsner Category                        World Beer Championships
    1996 BRONZE MEDAL: Lager Category                        All American Beer Festival, Houston
    1995 GOLD MEDAL: Pilsner Category                        World Beer Championships
    1995 SILVER MEDAL: Traditional Pilsen                    California Beer Festival
    1994 GOLD MEDAL: Pilsner Category                        World Beer Championships
    1994 GOLD AWARD:                                         Karnival of Beers, Fullerton
    1994 1ST PLACE:                                          Great International Beer Tasting, Denver
    1993 GOLD MEDAL                                          Great International Beer Tasting, Denver

    PETE'S HONEY WHEAT
    1997 BRONZE MEDAL: Wheat Category                        All American Beer Festival, Houston
    1997 GOLD MEDAL: Flavored Wheat Category                 Cheers One World Beer Festival, Florida
    1996 SILVER MEDAL: Flavored Wheat Category               World Beer Championships
    1996 SILVER MEDAL: Wheat Category                        All American Beer Festival. Houston
    1996 BEST HONEY BEER                                     World Expo of Beer "People's Choice", MI
    1995 SILVER MEDAL: Herb & Spice Category                 World Beer Championships

    PETE'S STRAWBERRY BLONDE
    1997 SILVER MEDAL: Fruit Beer Category                   World Beer Championship
    1997 1ST PLACE: Ale Category                             Chicago Beer Affair
    1997 BRONZE MEDAL: Fruit Beer Category                   All American Beer Festival, Houston
    1996 SILVER MEDAL: Fruit Beer Category                   World Beer Championship

    PETE'S SUMMER BREW
    1996 BEST PALE ALE                                       World Expo of Beer "People's Choice", MI
    1995 SILVER MEDAL: Fruit Beer Category                   World Beer Championships

    PETE'S OKTOBERFEST
    1997 1ST PLACE: Seasonal Category                        Chicago Beer Affair
    1996 SILVER MEDAL: Oktoberfest Category                  World Beer Championship

    PETE'S WINTER BREW
    1997 SILVER MEDAL: Winter Ale Category                   World Beer Championships
    1995 SILVER MEDAL: Fruit Flavored Category               California Beer Festival
    1993 NINKASI AWARD                                       Based on one of the homebrew recipes by
                                                             the 1993 National Homebrew Grand
                                                             Champion

  Packaging

     The label imagery on the Pete's bottle and the other graphics on the packaging containers are the primary communication with the consumer at the point of sale. For this reason the Company has invested and continues to invest significant resources to design, develop and protect the product package designs and artwork. All of the Company's bottles include visually appealing labels and a descriptive message from Pete. In 1990, the distinctive packaging for Pete's Wicked Ale won a Clio Award for the Best International Beer Packaging. In October 1997, the Company initiated a uniform packaging re-design of the "Pete's" brand to focus on Pete Slosberg and the "Pete's" brand, allowing the "Pete's Wicked" image to represent the flagship beer "Pete's Wicked Ale" alone. In January 1998, the Company announced the planned April 1998 release of new packaging to support the new brand positioning and emphasis on Pete's founder, Pete Slosberg. The Company packages its beers in bottles, cans, or kegs and sells to distributors in four packaging formats. Six packs contain six 12-ounce bottles in an open-top, logo emblazoned pressboard carrier. Twelve packs contain 12 12-ounce bottles in a sealed, logo emblazoned corrugated container. In 1997, the Company introduced cans in select retail markets such as commercial airlines. For distribution to pubs, bars and restaurants, the Company packages draught beer in kegs. One keg holds one half barrel or 15.5 gallons.

  Research and Product Development

     Research and product development activities are on-going. Opportunities identified by the Company are formulated and developed by the Company's Brewmaster, Pat Couteaux. Mr. Couteaux has 16 years of experience in the brewing industry, most recently with G. Heileman Brewing Co., and holds a master's degree in Brewing Science from the Technical University of Munich at Weihenstephan, Germany. He is in charge of establishing quality control limits, developing new beers, managing raw material selection, optimizing efficiency and educating Company personnel regarding taste and other qualities and oversees all elements of the brewing of the Company's beers. Since most beer types fall into major categories or subcategories, an extensive development process is not required to bring a new product to market.

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

ADVERTISING AND PROMOTION

     The Company's marketing programs emphasize the "Pete's" brand name and are generally designed to promote brand recognition and trial of the Company's products. The Company targets its marketing efforts at adults, ages 21 to 39, which the Company believes form the most significant group contributing to the growth of the craft beer industry. The Company's advertising and promotion activities focus on the passion and knowledge of its founder, Pete Slosberg and, the high quality of its beers. The Company has successfully maintained its microbrewery heritage while expanding distribution and sales.

     The Company uses a combination of educational and promotional programs aimed at distributors, retailers and consumers, radio and print advertising, public relations activities, attendance at trade shows and other craft beer industry events and consumer communications to market its products.

     The Company has undertaken a number of marketing initiatives that have strengthened its franchise and role as an industry innovator. By promoting Pete Slosberg as a beer enthusiast and Company Founder, the Company has the only national brand identified with an individual deemed to be a true "beer folk hero." Additional innovations, such as a (1-800) line, further differentiate the label from other brands and help to keep the Company close to the consumer. In addition, the Company will continue to use advertising of various mediums in key markets. In 1997, the Company updated its seasonal line of beers with the introduction of Pete's Springfest. Pete's Springfest is available between the Pete's Wicked Winter Brew and Pete's Wicked Summer Brew selling seasons. All of these marketing tools have succeeded in increasing the brand's visibility, with the Company's distributors, retailers and consumers since its initial introduction.

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

     At the retail level, the Company provides creative point of sale display materials and theme promotions designed to encourage trial and repeat purchases of the Company's beers. The Company's recent point of sale promotional activities included (i) a fall/winter promotion entitled "Seek the Peak" encouraging wholesaler execution objectives and (ii) a "Tarot Card" Halloween theme promoting the natural connection between the "Pete's Wicked Ale" brand name and Halloween. The Company's bottle labeling and package artwork also enhances the Company's visibility at the point of sale.

     Advertising. The Company's advertising activities feature Pete Slosberg, the Company's founder and spokesperson, as an everyday guy and the ultimate beer enthusiast. In 1994, the Company became the first national, domestic craft beer producer to utilize television advertising to promote its products. In May 1996, the Company initiated radio advertising in several markets across the United States. In 1997 the Company's radio campaign was focused on the #1 selling seasonal "Pete's Summer Brew". The Company will continue to advertise in various mediums and to monitor the effectiveness of its advertising among beer consumers and to identify effective long-term communications strategies in order to build loyalty among the Company's target consumer group.

     The Company also utilizes print advertising to develop its image and create demand for its beers. The Company concentrates its print advertising efforts on prominent trade magazines, including Beer -- The Magazine, All About Beer and American Brewer. The Company also seeks to identify and encourage editorial and third party testimonial publicity to promote the Company and its products. Recent articles in Modern Brewery Age and Impact magazine featured viewpoints from senior Pete's Brewing Company executives.

     Trade Shows and Other Events. The Company participates in trade shows, national and international beer-tasting events and other craft beer industry events. The Company participated in trade shows in 1997, including the Great American Beer Festival(R) and the National Beer Wholesalers Association Conference, as well as numerous regional restaurant and hotel expositions. Many of these events provide a forum for Pete to promote the Company's image and further strengthen the "Pete's" brand name.

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

DISTRIBUTION AND SALES

     The Company sells its beers to independent beverage distributors for resale to retailers who sell the beers to the consumer. The Company currently has approximately 400 distributors and its beers are sold in 49 states, the District of Columbia and the United Kingdom in supermarkets, liquor stores, bars, pubs, restaurants, drug stores, warehouse club stores and convenience stores. The Company chooses distributors in each market that will devote attention and resources to the promotion and sale of the Company's beers, which may be either wine and spirits distributors or beer wholesalers.

     Independent wholesale distributors of "Pete's brews" (all of whom carry other beverage products that compete with the Company's beers) of "Pete's" brews are formally appointed in a variety of ways throughout the 49 states in which the Company does business. In most cases, variations in appointment procedures are directly attributable to state alcoholic beverage laws mandating territorial appointment (some exclusive and some non-exclusive), restricting in various ways the Company's ability to terminate or not renew the services of wholesale distributors and providing varying periods and methods of resolving contractual disputes. Generally, these state laws vary from a requirement that good cause be shown for the action taken to a requirement that compensation be paid to the terminated distributor for the fair market value of the lost business. In most states, the Company uses appointment letters accompanied by a standard terms and conditions agreement committing the wholesale distributor to an investment in the promotion of the Company's beers.

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

     During the second half of 1996, the Company transitioned to a new wholesale distribution network in California, Colorado and Washington, D.C. Previously, the Company had relied on a single or limited number of distributors in these key markets. The transition of the Company's distribution from a single or limited number of distributors to in excess of 30 new distributors adversely impacted the Company's level of revenues and profitability in the fourth quarter of 1996 and in 1997, is expected to continue to impact the Company's results of operations in the near term.

     The Company is dependent upon its distributors to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. There can be no assurance that the Company's distributors will devote the resources necessary to provide effective sales and promotion support to the Company. During 1997 and 1996, the Company's ten largest distributors accounted for approximately 34.1% and 39.2%, respectively, of the Company's sales. Sales to Premium Coastal, the Company's distributor covering the Commonwealth of Massachusetts, represented approximately 9.1%, 9.4% and 10.7%, of the Company's sales in 1997, 1996 and 1995, respectively. Sales to Southern Wine and Spirits, the Company's former California distributor, represented approximately 10.7% and 20.7% of the Company's sales in 1996 and 1995, respectively. No other distributor accounted for 10% or more of the Company's sales during such periods. The Company expects sales to its ten largest distributors to continue to represent a significant portion of sales. The Company believes that its future growth and success will continue to depend in large part upon these significant distributors. If one or more of these significant distributors were to discontinue selling, or decrease the level of orders for the Company's products, the Company's business would be adversely affected in the areas serviced by such distributors until the Company retained replacements. There can be no assurance however that the Company would be able to replace a significant distributor in a timely manner or at all in the event it were to discontinue selling the Company's products. In addition, there is always a risk that the Company's distributors will give higher priority to the products of other beverage companies, including products directly competitive with the Company's beers, thus reducing their efforts to sell the Company's products. This risk is exacerbated by the fact that many of the Company's distributors are reliant on the beers of one of the major beer producers for a large percentage of their revenues and, therefore, may be influenced by such a producer.

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

CUSTOM BREWING

     Since inception, the Company has followed a strategy of utilizing breweries with excess capacity to brew the Pete's brews pursuant to the Company's proprietary recipes. The Company believes that there is high quality excess brewing capacity available in the domestic beer industry to meet its needs for the foreseeable future. The Company's custom brewing strategy allows it to forego the substantial investment of financial resources required to purchase, or build, and maintain a brewery, and results in lower capital and overhead costs per barrel of beer sold. From June 1992 through May 1995, the Company produced and packaged all of its beers at the St. Paul, Minnesota brewery of Minnesota Brewing Company ("MBC"). In May 1995, the Company began transitioning production of its beers from MBC to the Stroh brewery, also in St. Paul, Minnesota. The transition to the Stroh brewery in St. Paul was completed in November 1995. The Company began shipping beer from the Stroh Brewery in Winston-Salem, North Carolina in March 1996. In November 1997, Stroh closed its St. Paul brewery and currently, all of the Company's beers are produced at the Stroh brewery in Winston-Salem, North Carolina.

     Custom Brewing Agreement with Stroh. The Company has a strategic alliance with Stroh pursuant to which the Company custom brews its beers at the breweries of Stroh. The Company believes that Stroh is one of the most knowledgeable, experienced and skilled brewers of beer in the United States. The Company has chosen Stroh as its custom brewing partner because of Stroh's ability to support the brewing of the Company's craft beers according to traditional European brewing styles and methods and to ensure high quality throughout the brewing process. The Company will begin shipping beer from the Stroh brewery in Seattle, Washington in 1998. Additionally, the Company also has access to the Stroh brewery in Longview, Texas. The alliance with Stroh allows the Company to custom brew Pete's Wicked brews in multiple geographic locations, which offers the opportunity for more efficient national distribution and shortened delivery times. Production at multiple breweries also reduces or eliminates the risks associated with brewing all of the Company's beers at a single brewery. Under the Stroh alliance, Stroh purchases all of the ingredients used in producing the Company's beers in compliance with rigorous quality assurance requirements, guidelines and specifications established by the Company. The Company believes that Stroh is able to achieve volume purchase pricing discounts that may not be available to the Company. The annual brewing capacity available to the Company at the three Stroh breweries is over three times greater than the total volume of beer sold by the Company in 1997. The Stroh Agreement expires May 31, 2004. Pursuant to the Stroh Agreement, the Company is obligated, with certain limited exceptions, to brew all of its beers at the Stroh breweries.

     The Company has agreed to pay Stroh a manufacturing services price equal to the aggregate of a contractually specified brewing fee for contract services performed, and the cost of materials for all beer shipped. In addition, the Company is eligible for certain volume discounts through 1998 if the shipments exceed certain minimum levels and do not exceed certain maximum levels, although there can be no assurance that the Company will achieve such minimum levels. The Company did achieve such minimum levels in 1996 however did not in 1997 and does not expect to in 1998. Stroh may terminate the agreement only on the limited grounds of the Company's breach or insolvency.

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

     The Company is required to provide Stroh with annual and periodic barrel production forecasts. The Company is required to produce a certain minimum barrelage at the Stroh breweries each year, which amount is significantly less than the volume of beer sold by the Company in 1997. However, in the event that the minimum barrelage is not produced, the Company must make certain payments to Stroh. Stroh retains a security interest in all beer produced under the brewing agreement until the Company has paid the specified price or until such beer is shipped. Payment is due to Stroh upon shipment. Under the terms of the Stroh brewing agreement, delivery of all "Pete's" brews by Stroh to the Company or its distributors is at the dock of the subject Stroh brewery. The Company is responsible for securing and paying for carrier services for its beers from Stroh's breweries.

     The Company assures the quality of its beers by controlling the custom brewing operations and by following the most advanced brewing industry guidelines for in-process and finished product testing. The Company's brewmaster works in Winston-Salem and oversees brewing in all locations. The Company has access to Stroh's technical breweries and pilot plant to conduct tests and developmental work with respect to existing flavors and proposed malt beverages.

     In connection with the Stroh Agreement, the Company issued a warrant to Stroh to purchase 1,140,284 shares of the Company's Common Stock at an exercise price of $14.00 per share. In addition, Christopher T. Sortwell, Senior Vice President and Chief Financial Officer of Stroh, joined the Company's Board of Directors in October 1995.

     The Company relies upon Stroh at all phases of the production of its beers, for access to contracted facilities, and the performance of services under the manufacturing services agreement, including sourcing and purchasing the ingredients used to make the Company's beers, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, and collecting and remitting payments to the Company. The Company's relationship with Stroh is therefore critical to the Company's business, operating results and financial condition. The Company's dependence on Stroh entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to provide contracted access to capacity or fail to perform according to the provisions of its manufacturing services agreement. In the event that the Company were unable to continue to custom brew its beers in required volumes at the Stroh breweries, the Company would have to identify, qualify and transition production to an acceptable alternative brewery. This identification, qualification and transition process could take two years or longer, and no assurance can be given that an alternative brewery would be available to the Company or be in a position to satisfy the Company's production requirements on a timely and cost-effective basis. Accordingly, if the Company's ability to obtain product from the Stroh breweries were interrupted or impaired for any reason, the Company would not be able to establish an alternative production source, nor would the Company be able to develop its own production capabilities, without substantial disruption to the Company's operations. Any inability to obtain adequate production of the Company's beers on a timely basis or any other circumstances that would require the Company to seek alternative sources of supply would delay shipments of the Company's products, which could damage relationships with its current and prospective distributors and retailers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

     Construction of Brewery. After a review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with previously disclosed plans to construct and equip a new brewery in California. Although the Company believes that the brewing capacity available to the Company under the Stroh Agreement is adequate to meet its needs for the foreseeable future, the Company will continue to monitor long-term capacity availability in light of its business plan. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will now be used for general corporate purposes, including to meet working capital needs, pending the analysis, currently underway, of the alternative uses available to the Company. During the first quarter of 1997, based on a decision made at its February 1997 Board of Directors meeting to indefinitely delay construction of a brewery, the Company took a charge to earnings of $713,000 for the write-off of previously capitalized costs in connection with the brewery project. Such write-off adversely impacted the Company's earnings in the first quarter of 1997.

     Ingredients and Packaging Materials. The Company or Stroh has established relationships with the several suppliers of water, malt, hops and yeast used in the brewing of "Pete's" brews. "Pete's" brews do not contain fillers such as corn, rice or sugar which are typically found in mass-produced beers and which tend to diminish a beer's true character. All ingredients purchased by Stroh under the brewing agreement must comply with the Company's established quality assurance requirements, procedures, guidelines and specifications. The Brewer's Gold hops used in the production of Pete's Wicked Ale are specially grown for the Company in the Willamette Valley in Oregon. In order to secure adequate amounts of these rare Brewer's Gold hops, the Company must make certain advance purchase commitments. These hops are not otherwise grown in quantities sufficient to satisfy the Company's requirements for the production of Pete's Wicked Ale. If the Company were unable to obtain sufficient quantities of the Brewer's Gold hops it would be required to use alternative hops which would change the character of Pete's Wicked Ale.

     Under the terms of the brewing agreement, the Company will, with certain exceptions, purchase packaging for the "Pete's" brews brewed through Stroh. All such packaging must comply with the Company's quality assurance specifications. The Company will reimburse Stroh for the purchase or modification of any equipment necessary to properly assemble the packaging.

     Quality Assurance Program. In order to control the quality of finished products, Pete's has established acceptable inventory shelf lives of 180 days for pasteurized bottled products and 60 days for refrigerated draft products. Each of the Company's beers has a code date that is monitored by the Company's sales personnel, distributors and retailers to ensure product freshness. The Company conducts standard testing according to the specifications and methodology set forth by the American Society of Brewing Chemists and the European Brewing Convention. The Company's quality assurance program encompasses the entire final aged product to ensure that the Company's rigorous specifications have been met.

TRADEMARKS, COPYRIGHTS AND BEER RECIPES

     The Company owns all of the "Pete's Wicked" product names and has registered or filed applications to register each in the United States Patent and Trademark Office. The Company utilizes a number of recipes in the production of its beers and protects these recipes as trade secrets. In addition, product package, advertising and promotion design and artwork are important to the Company's success, and such materials are protected by copyright. The Company considers the "Pete's Wicked" trademarks and its beer recipes to be of considerable value and critical to its business. The Company's rights to the "Pete's Wicked" trademarks in the United States will last indefinitely so long as the Company continues to use and police the trademarks and to renew filings with applicable governmental agencies. No challenges to the Company's rights to use the "Pete's Wicked" trademark in the United States are pending and the Company has no reason to believe that any such challenges will arise in the future. Current consumer research indicates that the "Pete's Wicked" image is uniquely associated with the Company's flagship beer "Pete's Wicked Ale." The Company will adjust its brand positioning in 1998 to maintain this distinction. The Company has filed applications and has obtained registrations for certain of its trademarks in various foreign countries. The Company will continue to take appropriate measures, such as entering into confidentiality agreements with its custom brewing partners, to maintain the secrecy and proprietary nature of its beer recipes. In addition, the Company intends to take action to protect against imitation of its products and packages and to protect its trademarks and copyrights as necessary. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent misappropriation of such information and such protections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to the Company's beers.

COMPETITION

     The Company competes in the craft beer segment of the domestic beer market. The Company believes that its products compete with those domestic and imported beers that generally sell for retail prices in excess of $5.99 per six pack. The principal competitive factors affecting the market for the Company's products include product quality and taste, packaging, price, brand recognition and distribution capabilities. The Company believes that it currently competes favorably overall with respect to these factors. The Company also believes that increased sales volume from the Company's current levels offers some competitive edge and is seeking various ways to achieve a larger scale operation. There can be no assurance however that the Company will be able to compete successfully against current and future competitors based on these and other factors.

     The domestic craft beer market has historically been one of the fastest growing segments of the domestic beer market; however, 1997 saw a significant decline in the growth trend over the last 5 years and the Company expects a generally flat growth trend for the category in 1998. The Company competes with a variety of domestic and international brewers, many of whom have significantly greater financial, production, distribution and marketing resources and a higher level of brand recognition than the Company. As a result of the increased demand for craft beers, the Company competes with and anticipates competition from several of the major national brewers, such as Anheuser-Busch, Miller Brewing Co. and Adolph Coors Co., each of which has introduced and is marketing fuller flavored beers designed to compete directly in the craft beer segment. For example, Anheuser-Busch, Miller Brewing Co. and Adolph Coors have introduced and marketed Elk Mountain Ale, Leinenkeugel and Killian's Red, respectively. In addition, the Company expects that certain of the major national brewers, with their superior financial resources and established distribution networks, may seek further participation in the continuing growth of the craft beer market through the investment in, or the formation of, distribution alliances with smaller craft brewers. The increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer market.

     The Company believes that significant competition comes from producers of imported beers such as Bass PLC, Cerveceria Modelo, S.A. (brewer of Corona Extra), Guinness PLC, Cerveceria Moctezuma, S.A. (brewer of Dos Equis) and Heineken N.V. which currently produce premium, generally fully-flavored beers. Imported beer accounts for a greater share of the domestic beer market than craft beers. The Company expects continued competition from imported beer brewers, many of whom have greater financial and marketing resources, as well as greater brand name recognition, than the Company.

     The Company also anticipates increased competition in the craft beer market from existing craft brewers such as The Boston Beer Company, Inc., Redhook Ale Brewery, Inc., Sierra Nevada Brewing Co., Pyramid Brewing Co. and Anchor Brewing Co. and new market entrants. In particular, the Company believes that competition has intensified recently as a result of the decline in the segment's growth rate, and proliferation of small local craft brewers that have introduced and are marketing significant numbers of products. The Company also competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the Company's distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company. Although the demand for craft beers has increased dramatically over the past decade, there can be no assurance that this demand will continue, or, even if such demand continues to increase, that consumers will choose the Company's products.

GOVERNMENT REGULATION

     The Company's business is highly regulated by federal, state and local laws and regulations. Federal and state laws and regulations govern licensing requirements, trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. For example, federal and state regulators require warning labels and signage on the Company's products. The Company believes that it has obtained all regulatory permits and licenses necessary to operate its business in the states where the Company's products are currently being distributed. Failure on the part of the Company to comply with federal, state or local regulations could result in the loss or revocation or suspension of the Company's licenses, permits or approvals and accordingly could have a material adverse effect on the Company's business. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. The Company must also comply with numerous federal, state and local environmental protection laws. The Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. The Company does not expect compliance with such laws and regulations to materially affect the Company's capital expenditures, earnings or competitive position as a whole, though it could in particular markets.

     The State of Missouri has recently enacted a law requiring inclusion on the label of the owner of the brewery assets. The Company has filed a lawsuit, in combination with several other brewers, to contest the constitutionality of the law. The Company believes that it will prevail, but an adverse determination could have a material impact on the Company's business in the State of Missouri, though would not have a material impact to the Company's overall business.

     Certain states, including California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oklahoma, Oregon and Vermont, and a small number of local jurisdictions, have adopted restrictive beverage packaging laws and regulations that require deposits on beverage containers. Congress and a number of additional state or local jurisdictions may adopt similar legislation in the future, and in such event, the Company may be required to incur significant expenditures in order to comply with such legislation. Changes to federal and state excise taxes on beer production, federal and state environmental regulations, including laws relating to packaging and waste discharge, or any other federal and state laws or regulations which affect the Company's products could materially adversely affect the Company's results of operations.

EMPLOYEES

     As of December 31, 1997 the Company had 115 employees, including 85 in sales and marketing and 30 in administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified marketing and managerial personnel. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales and marketing and product development facilities are located in two buildings of approximately 7,091 square feet and 8,279 square feet, respectively, in Palo Alto, California pursuant to leases which expire March 2001 and February 2002. In addition, the Company leases sales offices in Boston, Philadelphia, Atlanta, St. Paul, Seattle, Dallas, Chicago, and New Rochelle. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

              NAME           AGE                             POSITION
              ----           ---                             --------
        Jeffrey Atkins       49     Chief Executive Officer and Chief Financial Officer
        Scott Barnum         42     President and Chief Operating Officer
        Stephen Cooke        40     Vice President Finance and Administration
        Donald Quigley       43     Senior Vice President Sales
        Omer Malchin         35     Vice President Marketing
        Patrick Couteaux     39     Vice President Brewing and Brewmaster

Officers serve at the discretion of the Board of Directors. There are no family relationships among any executive officers of the Company.

     Jeffrey Atkins. Jeffrey Atkins joined the Company in December 1996 as Senior Vice President and Chief Financial Officer. In June 1997, Mr. Atkins also became Chief Executive Officer. Prior to joining the Company, from 1977 to December 1996, Mr. Atkins served in various senior financial and operating positions for The Quaker Oats Company, a diversified manufacturer of packaged foods and beverages, most recently as Vice President Corporate Planning. From 1972 to 1977, he was with The Union Oil Company (Unocal).

     Scott Barnum. Scott Barnum joined Pete's Brewing Company as President and Chief Operating Officer on August 1, 1997. Mr. Barnum is responsible for the execution of the company's marketing, operations, and brewing strategies. In addition, Mr. Barnum also directs the administration of human resources. Mr. Barnum was formerly the general manager of the American Specialty & Craft Beer Co., an independent subsidiary of Miller Brewing Company from February 1995 until joining the Company in August 1997. While there he was responsible for the operational management of three regional breweries, representing 23 brands. Prior to this, Mr. Barnum directed Miller's low-calorie and premium brands in 1993 and 1994, respectively.

     Stephen Cooke. Stephen Cooke joined the Company in October 1992 as Controller, became Director of Financial Planning and Administration in January 1994 and Vice President, Planning and Administration in January 1995. Mr. Cooke left the Company in June 1996 and worked as an independent financial consultant for a variety of companies until July 1997 when he was contracted as a consultant for the Company. In January 1998, Mr. Cooke rejoined the Company as Vice President Finance and Administration.

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

     Omer Malchin. Omer Malchin joined the Company in January 1997 as Vice President Marketing. Prior to joining the Company, Mr. Malchin was Group Product Director -- Cordials with The Paddington Corporation, a distilled spirits importing and marketing company, and a subsidiary of Grand Metropolitan PLC, from November 1996 to December 1996. From December 1994 to November 1996, he served as Brand Manager -- Baileys and Baileys Light at The Paddington Corporation. From August 1992 to November 1994, Mr. Malchin was with Heublein, Inc., most recently as marketing Manager -- Black Velvet and McMaster's Canadian Whiskies.

     Patrick Couteaux. Patrick Couteaux joined the Company in November 1993 as Brewmaster. In January 1997, Mr. Couteaux became Vice President, Brewing. Prior to joining the Company, he held various positions at G. Heileman Brewing Company including First Assistant Brewmaster at the Blitz-Weinhard plant in Portland, Oregon for 1986 to November 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Price Range of Common Stock: The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol WIKD since the Company's initial public offering on November 7, 1995. Prior to that time there was no public market for the Company's Common Stock. The following table sets forth for the periods indicates high and low closing sale prices of the Common Stock.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal Year Ended December 31, 1995
  Fourth Quarter (from November 7, 1995)...................  $26.50    $13.50

Fiscal Year Ended December 31, 1996
  First Quarter............................................  $20.00    $15.50
  Second Quarter...........................................  $21.00    $14.50
  Third Quarter............................................  $15.25    $ 7.00
  Fourth Quarter...........................................  $ 9.00    $ 6.13

Fiscal Year Ended December 31, 1997
  First Quarter............................................  $ 7.75    $ 5.02
  Second Quarter...........................................  $ 6.88    $ 5.02
  Third Quarter............................................  $ 6.88    $ 4.82
  Fourth Quarter...........................................  $ 5.88    $ 3.94

     As of February 27, 1997, the Company's record date, there were 489 shareholders of record of Common Stock. The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

     With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(vii), since its report on Form 10-Q for the period ended September 30, 1997, the Company used net proceeds in the amounts noted for the following purposes: Purchase and installation of machinery and equipment $280,000; working capital $706,000; and temporary investments in liquid instruments such as municipal bonds and notes and market rate preferreds $24,989,000. There were no direct or indirect payments to directors or officers of the Company or to any other person or entity. The Registration Statement on Form S-1 filed by the Company in connection with its initial public offering stated that the Company intended to use part of the net proceeds for the construction of a brewery in California. After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with the construction of the brewery in California. The Company now intends to use such net proceeds for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. In addition, a portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                          ----------    ---------    ---------    ---------    ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE, PER BARREL AND EMPLOYEE DATA)
Net sales...............................   $ 58,336      $70,634      $59,176      $30,837      $12,236
Gross profit............................     27,653       35,873       29,517       13,939        5,733
Income (loss) from operations...........    (11,016)       1,078        2,536          603          166
Net income (loss).......................   $ (6,094)     $ 1,683      $ 1,538      $   551      $   131
Net income (loss) per share, basic......   $  (0.57)     $  0.16      $  0.19      $  0.15      $  0.06
Net income (loss) per share diluted.....   $  (0.57)     $  0.16      $  0.18      $  0.07      $  0.02
Barrels sold............................      361.1        425.6        347.8        180.2         69.3
Cash, cash equivalents, and available
  for sale securities...................   $ 31,199      $39,234      $42,960      $ 1,090      $   171
Working Capital (deficit)...............     35,993       42,914       44,425         (807)        (211)
Total Assets............................     49,756       66,088       54,250        5,918        3,118
Total shareholders' equity..............     45,472       51,311       49,023        1,040          414
Total number of employees...............        115          126           86           67           37

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

     On September 25, 1997, Stroh announced its intention to close its brewery in St. Paul Minnesota, where the Company produced a significant portion of its beer. The closure of this production facility was effective late November 1997. The Company's management along with the management of Stroh is implementing a plan to transition the production of the Company's beer to other Stroh breweries. In addition, the Company is currently working with Stroh to develop a long term, multi-plant sourcing plan to provide cost effective production of its beers.

     After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with previously disclosed plans to construct and equip a brewery in California. Although the Company believes that the brewing capacity available to the Company under the Stroh Agreement is adequate to meet its needs for the foreseeable future, the Company will continue to monitor long term capacity availability in light of its business plan. The financial resources previously earmarked to finance capital expenditures in connection with the construction of the brewery will now be used for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. See "Liquidity and Capital Resources." During 1997, the Company recorded a charge to earnings for the write-off of previously capitalized costs in connection with the brewery project. This write-off adversely impacted the Company's 1997 earnings.

     During 1997, the Company recognized the write-off of promotional inventories of $2.1 million. The value of these inventories was evaluated in light of the Company's revised strategic marketing plans. Those items determined to be either excess or obsolete were written off.

     As a result of competitive market factors, efforts to reduce wholesale inventories and other factors described under "Results of Operations," the Company realized a net loss during the three months ended December 31, 1997 of $1,415,000.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1997      1996      1995
                                                      ------    ------    ------
Sales...............................................  111.1%    110.6%    110.1%
Less excise taxes...................................   11.1      10.6      10.1
                                                      -----     -----     -----
  Net sales.........................................  100.0     100.0     100.0
Cost of goods sold..................................   52.6      49.2      50.1
                                                      -----     -----     -----
  Gross profit......................................   47.4      50.8      49.9
                                                      -----     -----     -----
Selling, advertising and promotional expenses.......   51.7      42.0      36.4
General and administrative expenses.................   13.4       7.2       7.2
Write-off of brewery start-up.......................    1.2       0.0       0.0
Brewery transition charges..........................    0.0       0.0       2.0
                                                      -----     -----     -----
  Total operational expenses........................   66.3      49.2      45.6
                                                      -----     -----     -----
  Income (loss) from operations.....................  (18.9)      1.6       4.3
Interest income net.................................    1.9       1.9       0.1
                                                      -----     -----     -----
  Income (loss) before income taxes.................  (17.0)      3.5       4.4
Income tax benefit (provision)......................    6.6      (1.1)     (1.8)
                                                      -----     -----     -----
  Net income (loss).................................  (10.4)%     2.4%      2.6%
                                                      =====     =====     =====

     The following table sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Sales.........................................  $179.52    $183.48    $187.35
Less excise taxes.............................    17.97      17.52      17.21
                                                -------    -------    -------
  Net sales...................................   161.55     165.96     170.14
Cost of goods sold............................    84.97      81.67      85.27
                                                -------    -------    -------
  Gross profit................................    76.58      84.29      84.87
                                                -------    -------    -------
Selling, advertising and promotional
  expenses....................................    83.56      69.80      61.90
General and administrative expenses...........    21.55      11.96      12.24
Write-off of brewery start-up.................     1.98         --         --
Brewery Transition Changes....................       --         --       3.44
                                                -------    -------    -------
  Total operational expenses..................   107.09      81.76      77.58
                                                -------    -------    -------
  Income (loss) from operations...............   (30.51)      2.53       7.29
Interest income...............................     3.02       3.20       0.14
                                                -------    -------    -------
  Income (loss) before income taxes...........   (27.49)      5.73       7.43
Income tax benefit (provision)................    10.61      (1.78)     (3.01)
                                                -------    -------    -------
  Net income (loss)...........................  $(16.88)   $  3.95    $  4.42
                                                =======    =======    =======
Barrels sold (in thousands)...................    361.1      425.6      347.8
                                                =======    =======    =======

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Sales. Sales decreased by 17.0% from $78.1 million in 1996 to $64.8 million in 1997. Sales volume decreased 15.2% from 425,600 barrels sold in 1996 to 361,100 barrels sold in 1997. The decrease in sales was primarily attributable to decreased sales volume in existing markets as a result of reduced wholesaler inventories, and a decline in depletions, which are wholesaler reported shipments from wholesale to retail. Sales per barrel decreased from $183.48 in 1996 to $179.52 in 1997. The decrease in sales per barrel was due to changes in the sales mix between keg and bottled beer and changes in the sales mix between states during 1997 when compared to 1996.

     Excise Taxes. Federal and state excise taxes decreased by 13.3% from $7.5 million in 1996 to $6.5 million in 1997. Excise taxes as a percentage of net sales increased from 10.6% to 11.1%. Excise taxes per barrel sold increased from $17.52 in 1996 to $17.97 in 1997. The overall decrease in excise taxes was attributable to the decrease in sales volume, since the excise tax is assessed on a per barrel basis. The increase in excise taxes on a per barrel basis and as a percentage of net sales was due to the change in mix between states during 1997 when compared to 1996. Excise taxes vary from state to state and as such will vary as the mix between states changes.

     Cost of Goods Sold. Cost of goods sold decreased 11.7% from $34.8 million in 1996 to $30.7 million in 1997 reflecting the decrease in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 49.2% in 1996 to 52.6% in 1997. Cost of goods sold per barrel increased from $81.67 in 1996 to $84.97 in 1997. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased costs of production and increased transportation expenses. The increased production costs were primarily due to a reduction in contractually agreed discounts during 1997, due to the reduced production volumes in 1997. Transportation expenses decreased 10.4% from $6.7 million in 1996 to $6.0 million in 1997. Transportation expenses as a percentage of net sales increased from 9.5% in 1996 to 10.3% in 1997. Transportation expenses per barrel sold increased from $15.74 per barrel in 1996 to $16.66 per barrel in 1997. The increase in transportation expenses as a percentage of net sales and on a per barrel basis were primarily due to the increased costs associated with the restructuring of the Company's distribution network in California. As a result of expanding its distributor network from a limited number of distributors to in excess of 30, during the fourth quarter of 1996, the Company has continued to experience increased transportation costs in this key market.

     Selling, Advertising and Promotional Expenses. Selling, advertising and promotional expenses increased by 1.6% from $29.7 million in 1996 to $30.2 million in 1997. Selling, advertising and promotional expenses as a percentage of net sales increased from 42.0% in 1996 to 51.7% in 1997. Selling, advertising and promotional expenses per barrel sold increased from $69.80 in 1996 to $83.56 in 1997. The increase in selling advertising and promotional expenses are primarily due to the write-off of excess and obsolete point of sales advertising material inventories, increased product packing design costs, increased consumer research expenses, increased distributor incentives and increased personnel costs, offset by reduced advertising and promotional expenditures.

     General and Administrative Expenses. General and administrative expenses increased 52.9% from $5.1 million in 1996 to $7.8 million in 1997. General and administrative expenses as a percentage of net sales increased from 7.2% in 1996 to 13.4% in 1997. General and administrative expenses per barrel sold increased from $11.96 in 1996 to $21.55 in 1997. The increase in general and administrative expenses resulted primarily from increased personnel costs and professional fees.

     Write-off of Brewery Start-up Costs. During 1997, based on a decision made at its February 1997 Board Meeting to indefinitely delay construction of a California brewery, the Company recorded a charge to earnings of $713,000 for the write-off of previously capitalized costs in connection with the California brewery project.

     Interest Income (Expense), Net. Interest income (expense), net, decreased $0.3 million from $1.4 million in 1996 to $1.1 million in 1997. This decrease reflected decreased earnings from investments due to a reduction in the amount of cash and cash equivalents and available for sale securities when compared to 1996.

     Income Tax Benefit (Provision). The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The 1997 income tax benefit of $3.8 million takes into account the effects of state income taxes, non-deductible expenses and non-taxable income. The income tax benefit (provision) during 1997 was above the federal statutory rate (34%) as a result of non-taxable income offset by state taxes and non-deductible expenses in 1997. The 1996 income tax provision of $754,000 was below the federal statutory rate (34%) as a result of non-taxable income offset by state taxes and non-deductible expenses in 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Sales. Sales increased by 19.8% from $65.2 million in 1995 to $78.1 million in 1996. Sales volume increased 22.4% from 347,800 barrels sold in 1995 to 425,600 barrels sold in 1996. The increase in sales was primarily attributable to growth in sales volume in existing markets and, to a lesser extent, increased sales volume resulting from expansion into new geographic markets. The increased sales volume reflected increased sales of the Company's new products; Pete's Wicked Pale Ale, Pete's Wicked Strawberry Blonde, Pete's Wicked Multi Grain and Pete's Wicked Maple Porter, which were introduced in late June of 1996, partially offset by reduced sales of the Company's other year-round products. Sales per barrel decreased from $187.35 in 1995 to $183.48 in 1996 primarily as a result of price reductions in select markets.

     Excise Taxes. Federal and state excise taxes increased by 24.6% from $6.0 million in 1995 to $7.5 million in 1996. Excise taxes as a percentage of net sales increased from 10.1% in 1995 to 10.6% in 1996. Excise taxes per barrel sold increased from $17.21 in 1995 to $17.52 in 1996. The increase in excise taxes was attributable to the increase in sales volume, since the excise tax is assessed on a per barrel basis, and to the increased per barrel excise tax burden as the Company's sales volume for the year surpassed 60,000 barrels.

     Cost of Goods Sold. Cost of goods sold increased 17.2% from $29.7 million in 1995 to $34.8 million in 1996 reflecting the increase in volume of beer sold. Cost of goods sold as a percentage of net sales decreased from 50.1% in 1995 to 49.2% in 1996. Cost of goods sold per barrel decreased from $85.27 in 1995 to $81.67 in 1996. The decreases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to reduced packaging material costs due to purchasing economies of scale and reduced brewing processing fees resulting from contractually agreed discounts with Stroh. Transportation expenses are a significant component of cost of goods sold. Transportation expenses increased 28.8% from $5.2 million in 1995 to $6.7 million in 1996. Transportation expenses as a percentage of net sales increased from 8.9% in 1995 to 9.5% in 1996. Transportation expenses per barrel sold increased from $14.95 per barrel in 1995 to $15.74 per barrel in 1996. The increase in transportation expenses as a percentage of net sales and per barrel sold were primarily due to increased warehousing and transportation costs associated with the restructuring of the Company's distribution network in California during the three months ended December 31, 1996, and increased freight costs attributable to backhauling of empty kegs from wholesalers' warehouses to the brewery. These increases were partially offset by the cost savings realized by shipping beer to ease coast distributors from the Winston-Salem brewery during 1996. Cost of goods sold in the fourth quarter of 1996 was adversely impacted by the Company's transition to a new distribution network, as the Company incurred incremental costs to establish and support the new distributors, and by the reduced sales volume in the fourth quarter.

     Selling, Advertising and Promotional Expenses. Selling, advertising and promotional expenses increased by 38.1% from $21.5 million in 1995 to $29.7 million in 1996. Selling, advertising and promotional expenses as a percentage of net sales increased from 36.4% in 1995 to 42.0% in 1996. Selling, advertising and promotional expenses per barrel sold increased from $61.90 in 1995 to $69.80 in 1996. The percentage and per barrel increases from 1995 were attributable to higher advertising costs associated with the Company's radio campaign initiated in June 1996 and increased payroll costs associated with the increased headcount in the sales force during 1996.

     General and Administrative Expenses. General and administrative expenses increased 18.6% from $4.3 million in 1995 to $5.1 million in 1996. General and administrative expenses as a percentage of net sales remained consistent with 1995 at 7.2%. General and administrative expenses per barrel sold decreased from $12.24 in 1995 to $11.96 in 1996. The absolute increase in general and administrative expenses resulted primarily from increased legal fees associated with distributor transitions, professional fees associated with being a publicly traded entity and increased rental and office expenses due to expansion of the Company's office space during 1996.

     Brewery Transition Charges. In 1995, the Company transitioned all of the production of its beers to Stroh and incurred $1.2 million of brewery transition charges, including payments to Minnesota Brewing Company ("MBC") in connection with the termination of the Company's brewery agreement with MBC, and abandonment of assets. There were no brewery transition charges incurred during 1996 and 1997.

     Interest Income (Expense), Net. Interest income (expense), net, increased $1,310,000 from $49,000 in 1995 to $1,359,000 in 1996. The increase reflected earning from investment of the net proceeds of the Company's November 1995 public offering.

     Income Tax Provision. The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax provision for 1996 was below the federal statutory rate (34%) as a result of non-taxable income earned during 1996 offset by state taxes and non-deductible expenses in the third quarters of 1996 and 1995. The income tax provision for 1995 was above the federal statutory rate (34%) as a result of state taxes and non-deductible expenses partially offset by non-taxable income during 1995.

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

     Dependence on Stroh. The Company relies upon Stroh at all phases of the production of its beers, for access to contracted facilities, and the performance of services under the manufacturing services agreement, including sourcing and purchasing the ingredients used to make the Company's beer, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, collecting and remitting payments to the Company and performing regulatory compliance. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to meet the Company's delivery commitments or if beer brewed at Stroh breweries failed to satisfy the Company's quality requirements. During November 1997, Stroh closed its brewery in St. Paul, Minnesota, where the Company produced a significant portion of its beer. The Company's management along with the management of Stroh is implementing a plan to transition the production of the Company's beer to other Stroh breweries. In addition, the Company is currently working with Stroh to develop a long term, multi-plant sourcing plan to provide cost effective production of its beers. If the Company's ability to obtain product from the Stroh breweries were interrupted or impaired for any reason, the Company would not be able to establish an alternative production source, nor would the Company be able to develop its own production capabilities, without substantial disruption to the Company's operations. Any inability to obtain adequate production of the Company's beers on a timely basis or any other circumstance that would require the Company to seek alternative sources of supply would delay shipments of the Company's product, which could damage relationships with the Company's current and prospective distributors and retailers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

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

     Dependence on Distributors. The Company is dependent upon its distributors to sell the Company's products and to assist the Company in promoting market acceptance of, and creating demand for, the Company's products. During the second half of 1996, the Company transitioned to a new wholesale distribution network in California, Colorado, and Washington, D.C. Previously, the Company had relied on a single or limited number of distributors in these key markets. The transition of the Company's distribution from a single or limited number of distributors to in excess of 30 new distributors adversely impacted the Company's level of revenues and profitability in the Fourth Quarter of 1996 and in 1997. The Company expects that the transition of the distribution network in these key markets will continue to impact the Company's business, financial condition and results of operations in the near term. In addition, there is always a risk that the Company's distributors will give higher priority to the products of other beverage companies, including products directly competitive with the Company's beers, thus reducing their efforts to sell the Company's products. In addition, there can be no assurance that the Company's distributors will devote the resources necessary to provide effective sales and promotion support to the Company. If one or more of the Company's significant distributors were to discontinue selling, or decrease the level of orders for the Company's products, the Company's business would be adversely affected in the areas serviced by such distributors until the Company retained replacements. There can be no assurance that the Company would be able to replace a significant distributor in a timely manner or at all in the event a distributor were to discontinue selling the Company's products.

     Product Concentration. The sale of a limited number of beers has accounted for substantially all of the Company's sales since inception. The Company announced in January 1998 the discontinuation of four current products and the planned 1998 introduction of one new product. The Company believes that the sale of the remaining beers will continue to account for a significant portion of sales for the foreseeable future. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these beers. There can be no assurance that the Company's beers will continue to achieve market acceptance. A decline in the demand for any of the Company's beers as a result of competition, changes in consumer tastes and preferences, government regulation or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Year 2000 Issues. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, or if significant Year 2000 problems are not timely detected, the Year 2000 problem may have a material impact on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Since its inception, the Company has funded its operations primarily through cash generated from operations, private sales of preferred stock, bank and other debt, and capital equipment leases. In addition the Company received net proceeds of approximately $43.5 million from its initial public offering completed in November 1995. As of December 31, 1997, the Company had $36.0 million in working capital, including $18.8 million in cash and cash equivalents and $12.4 million in available for sale securities, as compared to working capital of $42.9 million as of December 31, 1996. The decrease was primarily due to cash used by operations.

     The Company's cash and cash equivalents decreased by $1.0 million in 1997 as compared to a decrease of $23.1 million in 1996 and an increase of $41.9 million in 1995. The Company used $6.9 million in cash from operations in 1997 as compared to $1.4 million provided by operations in 1996 and $0.5 million in 1995. The increase in the uses of cash from operations in 1997 resulted primarily from the $6.1 million net loss recognized during 1997 and the payment of unusually high accounts payable and accrued expenses outstanding at December 31, 1996, offset by the reduction in accounts receivable and prepaid expenses. The unusually high balances of accounts payable and accrued expenses at December 31, 1996 consisted primarily of accruals for 1996 income taxes and advertising expenses.

     The Company's principal investing activities consisted of the purchase and sale of available for sale securities in 1997 of $19.2 million and $26.3 million, respectively. During 1996, the principal investing activity was the purchase of available for sale securities of $28.9 million and the purchase of $4.1 million of capital equipment. The Company's principal investing activities during 1995 consisted of additions to property and equipment of $867,000.

     The only significant financing activities in both 1997 and 1996 was the issuance of Common Stock to employees of the Company under the Company's employee stock purchase plan and incentive stock option plans, which provided $252,000 of cash flow in 1996 and $378,000 in 1997. The Company's principal investing activity during 1995 was the sale of common stock in the Company's initial public offering providing $43.5 million of cash flow.

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

                     PETE'S BREWING COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $18,841    $19,814
  Available for sale securities.............................   12,358     19,420
  Trade accounts receivable, net............................    1,396      7,664
  Inventories...............................................    2,617      4,431
  Prepaid expenses and other current assets.................    1,189      4,046
  Tax refund receivable.....................................    2,074         --
  Deferred taxes............................................    1,140      2,088
                                                              -------    -------
          Total current assets..............................   39,615     57,463
Property and equipment, net.................................    4,056      5,112
Deferred taxes..............................................    3,125         --
                                                              -------    -------
Other assets................................................    2,960      3,513
                                                              -------    -------
                                                              $49,756    $66,088
                                                              =======    =======

                                  LIABILITIES

Current liabilities:
  Trade accounts payable....................................  $ 1,433    $ 5,299
  Accrued expenses..........................................    2,189      9,250
                                                              -------    -------
  Total current liabilities.................................    3,622     14,549
  Deferred taxes............................................      662        228
                                                              -------    -------
  Total liabilities.........................................    4,284     14,777
                                                              -------    -------
Commitments and contingencies (Note 14)

                              SHAREHOLDERS' EQUITY

Preferred shares, no par value:
  Authorized 5,000 shares; issued and outstanding: none.....       --         --
Common shares, no par value:
  Authorized: 50,000 shares; issued and outstanding: 10,815
     December 31, 1997 and 10,733 December 31, 1996.........   48,803     48,551
Unrealized gain on available for sale securities............       14         11
Retained earnings (deficit).................................   (3,345)     2,749
                                                              -------    -------
          Total shareholders' equity........................   45,472     51,311
                                                              -------    -------
                                                              $49,756    $66,088
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Sales.......................................................  $64,825     $78,089     $65,160
Less excise taxes...........................................    6,489       7,455       5,984
                                                              -------     -------     -------
  Net sales.................................................   58,336      70,634      59,176
Cost of goods sold..........................................   30,683      34,761      29,659
                                                              -------     -------     -------
  Gross profit..............................................   27,653      35,873      29,517
                                                              -------     -------     -------
Selling, advertising and promotional expenses...............   30,173      29,705      21,525
General and administrative expenses.........................    7,783       5,090       4,258
Write-off of brewery start-up costs.........................      713          --          --
Brewery transition charges..................................       --          --       1,198
                                                              -------     -------     -------
  Total operating expense...................................   38,669      34,795      26,981
                                                              -------     -------     -------
  Income (loss) from operations.............................  (11,016)      1,078       2,536
Interest expense............................................       --          (3)       (198)
Interest income.............................................    1,091       1,362         247
                                                              -------     -------     -------
  Income (loss) before income taxes.........................   (9,925)      2,437       2,585
Income tax benefit (provision)..............................    3,831        (754)     (1,047)
                                                              -------     -------     -------
  Net income (loss).........................................  $(6,094)    $ 1,683     $ 1,538
                                                              =======     =======     =======
Net income (loss) per share, basic..........................  $ (0.57)    $  0.16     $  0.19
                                                              =======     =======     =======
Shares used in per share calculation, basic.................   10,778      10,682       8,157
                                                              =======     =======     =======
Net income (loss) per share, diluted........................  $ (0.57)    $  0.16     $  0.18
                                                              =======     =======     =======
Shares used in per share calculation, diluted...............   10,778      10,819       8,463
                                                              =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                UNREALIZED
                                             SERIES A AND B                                        GAIN
                                            PREFERRED SHARES    COMMON SHARES                  ON AVAILABLE   RETAINED
                                            ----------------   ----------------     NOTES        FOR SALE     EARNINGS
                                            SHARES   AMOUNT    SHARES   AMOUNT    RECEIVABLE    SECURITIES    (DEFICIT)    TOTAL
                                            ------   -------   ------   -------   ----------   ------------   ---------   -------
Balances, January 1, 1995.................   3,305   $ 1,221    3,691   $   373      $(82)         $--         $  (472)   $ 1,040
  Common share options exercised
    ($0.10-$1.25 per share)...............      --        --      925       106        --           --              --        106
  Issuance of common shares from IPO, net
    of issuance costs of $1,733...........      --        --    2,700    43,465        --           --              --     43,465
  Conversion of preferred shares to common
    shares at close of IPO................  (3,305)   (1,221)   3,305     1,221        --           --              --         --
  Repayment of notes receivable...........      --        --       --        --        82           --              --         82
  Issuance of warrant.....................      --        --       --     2,790        --           --              --      2,790
  Tax benefit associated with exercise of
    options...............................      --        --       --         2        --           --              --          2
  Net income..............................      --        --       --        --        --           --           1,538      1,538
                                            ------   -------   ------   -------      ----          ---         -------    -------
Balances, December 31, 1995...............      --        --   10,621    47,957        --           --           1,066     49,023
  Common share options exercised
    ($0.10-$2.50 per share)...............      --        --       76        34        --           --              --         34
  Issuance of shares from employee stock
    purchase plan.........................      --        --       36       344        --           --              --        344
  Tax benefit associated with exercise of
    options...............................      --        --       --       216        --           --              --        216
  Unrealized gain on available for sale
    securities............................      --        --       --        --        --           11              --         11
  Net income..............................      --        --       --        --        --           --           1,683      1,683
                                            ------   -------   ------   -------      ----          ---         -------    -------
Balances, December 31, 1996...............      --        --   10,733    48,551        --           11           2,749     51,311
  Common share options exercised ($0.10 -
    $18.00 per share).....................      --        --       46        39        --           --              --         39
  Issuance of shares from employee stock
    purchase plan.........................      --        --       36       162        --           --              --        162
  Options granted below fair market
    value.................................      --        --       --        51        --           --              --         51
  Unrealized gain on available for sale
    securities............................      --        --       --        --        --            3              --          3
  Net loss................................      --        --       --        --        --           --          (6,094)    (6,094)
                                            ------   -------   ------   -------      ----          ---         -------    -------
Balances, December 31, 1997...............      --   $    --   10,815   $48,803      $ --          $14         $(3,345)   $45,472
                                            ======   =======   ======   =======      ====          ===         =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (6,094)    $  1,683     $ 1,538
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operations:
     Depreciation and amortization..........................     3,021        1,471         807
     Deferred taxes.........................................    (1,743)      (1,745)         98
     Loss on disposal of property and equipment.............        --           --          93
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................     6,268       (4,480)     (2,234)
     Inventories............................................     1,814       (2,187)       (663)
     Prepaid expenses and other current assets..............     2,857       (2,914)       (559)
     Tax refund receivable..................................    (2,074)          --          --
     Accounts payable and accrued expenses..................   (10,927)       9,538       1,461
                                                              --------     --------     -------
          Net cash (used) provided by operations............    (6,878)       1,366         541
                                                              --------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................      (387)      (4,112)       (867)
  Purchases of available for sale securities................   (19,191)     (28,885)         --
  Proceeds from sale of available for sale securities.......    26,256        9,476          --
  Additions to other assets.................................    (1,025)      (1,369)       (257)
                                                              --------     --------     -------
          Net cash provided by (used in) investing
            activities......................................     5,653      (24,890)     (1,124)
                                                              --------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common shares, net..................        --           --      43,465
  Collection of notes receivable............................        --           --          82
  Proceeds from short term note payable to shareholder......        --           --       1,100
  Repayment of short term note payable to shareholder.......        --           --      (1,300)
  Net borrowings from revolving credit agreement with
     bank...................................................        --           --      (1,000)
  Proceeds from issuance of common shares pursuant to
     exercise of stock options and warrants.................       252          378         106
                                                              --------     --------     -------
          Net cash provided by financing activities.........       252          378      42,453
                                                              --------     --------     -------
          Net (decrease) increase in cash and cash
            equivalents.....................................      (973)     (23,146)     41,870
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................    19,814       42,960       1,090
                                                              --------     --------     -------
  End of period.............................................  $ 18,841     $ 19,814     $42,960
                                                              ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pete's Brewing Company (the Company) was incorporated in April 1986 under the laws of the State of California. The Company is a major domestic craft brewer. The Company currently markets 12 distinctive full bodied beers in 49 states, the District of Columbia and the United Kingdom.

     The following is a summary of the Company's significant accounting policies:

     Principles of Consolidation. The consolidated financial statements include the accounts of Pete's Brewing Company and its sole subsidiary Wicked Ware, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

     Cash Equivalents. Cash equivalents include all highly liquid investments with original or remaining maturities of three months or less, at the date of purchase.

     Brewing Operations. In July 1992, the Company entered into a three-year agreement with Minnesota Brewing Company of St. Paul, Minnesota. This Agreement was terminated in 1995 upon the execution of the Alternating Premise Transition Agreement as discussed in Note 8.

     In 1995, the Company entered into a nine year Manufacturing Services Agreement ("Agreement"), with the Stroh Brewery Company ("Stroh") of Detroit, Michigan. Under the Agreement the Company will alternate the use of the brewery with Stroh and will supervise the brewing, testing, bottling and kegging done on the Company's behalf. Stroh is responsible for purchasing all packaging and raw material necessary for the Company to produce its beers. All costs relating to the Agreement are charged to cost of goods sold. The Company is liable for the payment of excise taxes to various federal and state agencies upon shipment of malt beverages from the breweries. The Company takes title to all beer in process and finished goods and pays Stroh upon shipment to distributors.

     Certain Risks. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents. The Company's customer base includes primarily beer, wine and spirits distributors throughout the United States. The Company does not generally require collateral for its trade accounts receivable and maintains an allowance for doubtful accounts. The Company maintains cash equivalent investments with a brokerage firm and its cash in bank deposit accounts with a bank. At times, the balances in these accounts may exceed federally insured limits. The Company has not experienced any losses on such accounts.

     The Company relies upon Stroh at all phases of the production of its beers, for access to contracted facilities, and the performance of services under the manufacturing services agreement, including sourcing and purchasing the ingredients used to make the Company's beers, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, and collecting and remitting payments to the Company. The Company's relationship with Stroh is therefore critical to the Company's business, operating results and financial condition. The Company's dependence on Stroh entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to provide contracted access to capacity or fail to perform according to the provisions of its manufacturing services agreement.

     Allowance for Credit Notes. The Company records a provision for the estimated costs related to promotional programs for its distributors. Such costs primarily include incentive discounts and allowances.

     Inventories. Inventories consist of beer in progress, finished goods and promotional materials and are stated at the lower of first-in, first-out cost or market.

     Depreciation and Amortization. Kegs, machinery and equipment, and office furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of five to twenty

                     PETE'S BREWING COMPANY AND SUBSIDIARY
years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the useful life of the improvements or the related lease term. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are amortized using the straight-line method over the shorter of the related lease term or the useful life of the assets.

     Revenue Recognition. The Company recognizes revenue upon shipment of product and passage of title to the customer.

     Advertising. The Company expenses the production costs of advertising the first time the advertising takes place, except for promotional agency fees which are capitalized and amortized over their expected periods of future benefit. Promotional agency fees consists of creative development costs associated with future promotional campaigns. The capitalized costs are amortized over a six month period.

     At December 31, 1997 and 1996, $786,000 and $657,000 of advertising was reported in prepaid expenses, respectively. Advertising expense was $2,588,000, $5,246,000 and $2,224,000 in 1997, 1996 and 1995, respectively.

     Income Taxes. The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability method and adjusted when new tax laws or rates are enacted. Deferred tax assets and liabilities are determined based on the differences between the financial report and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Net Income (Loss) Per Share. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share;" which supersedes APB Opinion No. 15 (APB No. 15), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For the year ended December 31, 1997, the effects of the exercise or conversion of other securities were excluded from the calculation of diluted EPS because their effect was antidilutive.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's result of operations.

     In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about

                     PETE'S BREWING COMPANY AND SUBSIDIARY
products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     Reclassifications. Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported income from operations or net income.

 2. AVAILABLE FOR SALE SECURITIES

     At December 31, 1997 and 1996, available for sale securities are stated at estimated fair value and consist of municipal bonds and notes, market auction preferreds, preferred stock, commercial paper, auction rate receipts and treasury notes. Available for sales securities are as follows (in thousands):

                                 DECEMBER 31, 1997                 DECEMBER 31, 1996
                           ------------------------------    ------------------------------
                                          COST UNREALIZED                   COST UNREALIZED
                           FAIR MARKET    ---------------    FAIR MARKET    ---------------
                              VALUE        BASIS     GAIN       VALUE        BASIS     GAIN
                           -----------    -------    ----    -----------    -------    ----
Municipal Bonds and
  Notes..................    $10,354      $10,340    $14       $11,969      $11,958    $11
Market Auction
  Preferreds.............      2,004        2,004     --            --           --     --
Preferred Stock..........         --           --     --         3,109        3,109     --
Commercial Paper.........         --           --     --         1,936        1,936     --
Auction Rate Receipts....         --           --     --         1,412        1,412     --
Treasury Notes...........         --           --     --           994          994     --
                             -------      -------    ---       -------      -------    ---
                             $12,358      $12,344    $14       $19,420      $19,409    $11
                             =======      =======    ===       =======      =======    ===

 3. TRADE ACCOUNTS RECEIVABLE:

     Trade accounts receivable are as follows (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1997      1996
                                                     ------    ------
Trade accounts receivable..........................  $3,679    $9,918
Less allowance for credit notes....................   2,099     2,115
Less allowance for doubtful accounts...............     184       139
                                                     ------    ------
                                                     $1,396    $7,664
                                                     ======    ======

 4. INVENTORIES:

     Inventories are as follows (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1997      1996
                                                     ------    ------
Finished goods.....................................  $  651    $  972
Beer in progress...................................     407       799
Promotional material...............................   1,559     2,660
                                                     ------    ------
                                                     $2,617    $4,431
                                                     ======    ======

                     PETE'S BREWING COMPANY AND SUBSIDIARY

 5. PROPERTY AND EQUIPMENT:

     Property and equipment are as follows (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1997      1996
                                                     ------    ------
Kegs, machinery and equipment......................  $4,135    $4,353
Office furniture and equipment.....................   1,550     1,115
Leasehold improvements.............................     278       285
Construction in progress...........................      --       591
                                                     ------    ------
                                                      5,963     6,344
Less accumulated depreciation and amortization.....   1,907     1,232
                                                     ------    ------
                                                     $4,056    $5,112
                                                     ======    ======

     Depreciation and amortization of property and equipment charged to operations was $1,443,000, $568,000, and $391,000, for 1997, 1996, and 1995,
respectively.

 6. OTHER ASSETS:

     Other assets are as follows (in thousands):

                                                      DECEMBER 31,
                                                    -----------------
                                                     1997       1996
                                                    -------    ------
Intangible costs associated with warrant..........  $ 2,789    $2,789
Less accumulated amortization.....................     (672)     (362)
                                                    -------    ------
                                                      2,117     2,427
                                                    -------    ------
Package design costs..............................    1,606     1,426
Less accumulated amortization.....................   (1,598)     (575)
                                                    -------    ------
                                                          8       851
                                                    -------    ------
Other assets......................................      269       235
                                                    -------    ------
Long term notes receivable........................      566        --
                                                    -------    ------
                                                    $ 2,960    $3,513
                                                    =======    ======

     Amortization of intangible costs and package design costs were $1,578,000, $886,000, and $363,000 in 1997, 1996 and 1995, respectively.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

 7. ACCRUED EXPENSES:

                                                       DECEMBER 31,
                                                     ----------------
                                                      1997      1996
                                                     ------    ------
  Accrued distribution liabilities.................  $   --    $5,111
  Accrued expenses.................................     730       934
  Accrued freight..................................     389       757
  Accrued income and excise taxes..................      22     1,881
  Accrued bonuses..................................     303       304
  Accrued merchandise purchases....................     745       263
                                                     ------    ------
                                                     $2,189    $9,250
                                                     ======    ======

     Stroh currently manufactures the Company's products under the Company's supervision. The Company paid approximately $28.6 million in 1997 and 1996 and $7.6 million in 1995 to Stroh for charges under the Agreement and had a payable of approximately $1.2 million and $2.0 million at December 31, 1997 and 1996, respectively.

 8. BREWERY TRANSITION CHARGES

     In September 1995, the Company entered into an Alternating Premises Transition Agreement with Minnesota Brewing Company of St. Paul, Minnesota, terminating the existing Brewing Agreement. As a result of this transition, the Company recorded a charge of $1,198,000 in 1995. The charge is comprised of $890,000 of payments made to Minnesota Brewing Company under the agreement, $93,000 loss on abandoned property and equipment and $215,000 of scrapped materials and other transition costs.

 9. WRITE-OFF OF BREWERY START UP COSTS

     After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with previously disclosed plans to construct and equip a brewery in California. As a result of this determination the Company recorded a charge to earnings of $713,000 in 1997. This was comprised primarily of pre-construction architectural, engineering and contractor fees.

10. INCOME TAXES

     The provision for (benefit from) income taxes is as follows for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                  1997       1996       1995
                                                 -------    -------    ------
Current:
  Federal......................................  $(2,090)   $ 2,005    $  723
  State........................................        2        586       226
                                                 -------    -------    ------
                                                  (2,088)     2,591       949

Deferred:
  Federal......................................   (1,278)    (1,475)       80
  State........................................     (465)      (362)       18
                                                 -------    -------    ------
                                                  (1,743)    (1,837)       98
                                                 -------    -------    ------
                                                 $(3,831)   $   754    $1,047
                                                 =======    =======    ======

                     PETE'S BREWING COMPANY AND SUBSIDIARY

     The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes reflected in the statements of operations are as follows, for the years ended December 31, 1997, 1996 and 1995:

                                                      1997     1996     1995
                                                      -----    -----    -----
United States statutory rate......................    (34.0%)   34.0%    34.0%
States taxes (net of federal benefit).............     (3.1)     6.1      5.6
Nontaxable dividends and interest.................     (3.7)   (16.3)    (3.0)
Non-deductible expenses...........................      1.1      4.6      3.9
Other.............................................      1.1      2.5       --
                                                      -----    -----    -----
                                                      (38.6%)   30.9%    40.5
                                                      =====    =====    =====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Deferred tax assets:
  Allowance for doubtful accounts..........................  $   76    $   59
  Allowance for credit notes...............................       4       562
  Accrued distribution liabilities.........................      --     1,171
  Net operating loss carry forward.........................   2,939        --
  Vacation and bonus.......................................     196       167
  Reserves and other.......................................   1,330       185
                                                             ------    ------
          Total............................................   4,545     2,144
                                                             ------    ------

Deferred tax liabilities:
  Depreciation and amortization............................     662       228
  State income taxes.......................................     280        21
  Other....................................................      --        35
                                                             ------    ------
          Total............................................     942       284
                                                             ------    ------
Net deferred taxes.........................................  $3,603    $1,860
                                                             ======    ======

11. SHAREHOLDERS' EQUITY

     Capital Stock. In August 1995, the Company's Board of Directors approved a 4 for 1 split and increased the authorized common shares to 50,000,000.

     In November 1995, the Company completed the initial public offering of its common stock. The Company sold approximately 2,700,000 shares for net proceeds of $43,465,000. Concurrent with the closing of the initial public offering, the Company's Board of Directors authorized 5,000,000 preferred shares. In addition, the holders of Series A and Series B convertible preferred shares received common shares pursuant to an automatic, share-for-share conversion, resulting in the issuance of 3,305,000 common shares.

     Warrant. In October 1995 the Company issued a warrant, expiring in five years, to Stroh to purchase 1,140,284 of the Company's common shares at an exercise price of $14.00 per share in exchange for Stroh granting the Company certain cost reductions and other benefits in an amended manufacturing agreement. The $2,790,000 intangible cost, as determined by an independent appraisal, is amortized to cost of goods sold over the nine year term of the amended manufacturing agreement.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

     Stock Option Plans: In 1986, the Company adopted a combined nonstatutory and incentive stock option plan scheduled to expire in 1996 (the 1986 Plan). Under the Plan, a total of 1,932,000 of the Company's common shares have been reserved for issuance to officers, directors, and employees of and consultants to the Company. This plan was canceled by the Board of Directors during 1995.

     In September 1995, the Company adopted the 1995 Employee Stock Option Plan (the "1995 Plan"). Under the plan, a total of 1,000,000 of the Company's common shares have been reserved for issuance to officers, employees and consultants of the Company. Options to purchase the Company's common shares may be granted at the closing price on the date of grant. The options vest 25% after the first year of service and 1/48 for each month thereafter. The term of the options granted under the 1995 Plan is ten years from the date of grant.

     In September 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan") and has reserved 200,000 common shares for issuance under this plan. The Director Plan provides for an initial grant of 15,000 options to each director upon the effective date of the initial public offering at a per share price equal to the initial public offering price, an initial grant of 15,000 option to each new director upon their appointment to the Board, at the closing price on the date of the grant, and annual grants of 5,000 options for each director upon their reappointment to the Board of Directors at the closing price on the date of the grant. The options vest 25% after the first year of service and 1/48 for each month thereafter.

     In July 1997, the Company granted 12,000 shares of the Company's common stock to the Chairman of the Board of Directors of the Company, at $1.25 per share, under a nonstatutory stock option. The excess of the fair market value of the option over the grant price was charged to operations over the vesting period. The option becomes fully vested in February 1998 and expires in July 2007.

     Information regarding these Plans follows (in thousands, except per share data):

                                                                   OPTIONS                   WEIGHTED
                                                                 OUTSTANDING                  AVERAGE
                                         SHARES                     PRICE                    EXERCISE
                                       AVAILABLE     SHARES       PER SHARE        TOTAL       PRICE
                                       ----------    -------    --------------    -------    ---------
Balances, January 1, 1995............       18        1,099     $0.06 - $ 1.25    $   189     $ 0.17
  Authorized.........................    1,200           --                 --         --         --
  Granted............................     (452)         452     $2.50 - $18.00      7,734     $17.11
  Canceled...........................       22          (22)    $0.14 - $ 1.25        (10)    $ 0.44
  Exercised..........................       --         (925)    $0.10 - $ 1.25       (106)    $ 0.11
  Additional shares of 1986 plan
     canceled........................      (14)          --                 --         --         --
                                         -----        -----     --------------    -------     ------
Balances, December 31, 1995..........      774          604     $0.10 - $18.00      7,807     $12.93
  Granted............................     (430)         430     $6.50 - $18.75      3,438     $ 7.99
  Canceled...........................       34          (34)    $0.14 - $18.75       (568)    $16.72
  Exercised..........................       --          (76)    $0.10 - $ 2.50        (34)    $ 0.44
  Additional shares of 1986 plan
     canceled........................       (3)          --                 --         --         --
                                         -----        -----     --------------    -------     ------
Balances, December 31, 1996..........      375          924     $0.10 - $18.00     10,643     $12.93
  Authorized.........................       12           --                 --         --         --
  Granted............................     (327)         327     $1.25 - $ 6.25      1,854     $ 5.66
  Canceled...........................      291         (291)    $1.25 - $18.00     (4,794)    $16.47
  Exercised..........................       --          (46)    $0.10 - $18.00        (39)    $ 0.86
  Additional shares of 1986 plan
     canceled........................       (4)          --                            --         --
                                         -----        -----     --------------    -------     ------
Balances, December 31, 1997..........      347          914     $0.14 - $18.75    $ 7,664     $ 8.39
                                         =====        =====                       =======

                     PETE'S BREWING COMPANY AND SUBSIDIARY

     The option outstanding and currently exercisable by exercise price at December 31, 1997 are as follows (in thousands, except per share data):

                          OPTIONS OUTSTANDING
                  -----------------------------------                        OPTIONS CURRENTLY EXERCISABLE
                                        WEIGHTED                           ---------------------------------
                      NUMBER             AVERAGE            WEIGHTED           NUMBER           WEIGHTED
                    OUTSTANDING         REMAINING           AVERAGE          EXERCISABLE         AVERAGE
EXERCISE PRICE    (IN THOUSANDS)    CONTRACTUAL LIFE     EXERCISE PRICE    (IN THOUSANDS)    EXERCISE PRICE
---------------   ---------------   -----------------   ----------------   ---------------   ---------------
$          0.14          19            0.97 years            $ 0.14               19             $ 0.14
$ 1.25 - $ 2.50          41            3.96 years            $ 1.59               38             $ 1.58
$ 4.94 - $ 5.91         127            9.68 years            $ 5.35
$ 6.13 - $ 8.88         553            8.76 years            $ 6.84               98             $ 7.27
$18.00 - $18.75         174            7.92 years            $18.03               94             $18.02
                        ---                                                      ---
$ 0.14 - $18.75         914            8.35 years            $ 8.39              249             $ 9.92
                        ===                                                      ===

     The weighted average fair value of those options granted in 1997, 1996 and 1995 was $4.21, $5.33, and $11.38, respectively.

     Employee Stock Purchase Plan. In September 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan has one year offering periods. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company's common stock at 85% of the lesser of fair market value of the common stock on the first day of the offering period of the last day of the purchase period. The Company has reserved 400,000 shares of its common stock for issuance under the Purchase Plan. As of December 31, 1997, 72,000 shares have been issued under the plan.

     Pro Forma Compensation Expense. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans (including the Employee Stock Purchase Plan). Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997       1996      1995
                                                          -------    ------    ------
  Net income (loss) as reported.........................  $(6,094)   $1,683    $1,538
  Net income (loss) pro forma...........................  $(7,497)   $  208    $1,308
  Net income (loss) per share-basic.....................  $ (0.57)   $ 0.16    $ 0.19
  Net income (loss) per share-basic pro forma...........  $ (0.70)   $ 0.02    $ 0.16
  Net income (loss) per share diluted...................  $ (0.57)   $ 0.16    $ 0.18
  Net income (loss) per share diluted pro forma.........  $ (0.70)   $ 0.02    $ 0.15

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions:

                                                    1997      1996      1995
                                                   ------    ------    ------
Risk-free interest rate..........................  6.05%     6.20%     6.20%
Expected life in years...........................  3.48      4.19      4.19
Expected dividends...............................  None      None      None
Expected volatility..............................  0.9774    .8598     .8598

     The weighted average expected life was calculated based on the vesting period and exercise behavior. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

12. COMPUTATION OF NET (LOSS) INCOME PER SHARE

     Basic and diluted earnings per share are calculated as follows for the years ended December 31, 1997, 1996 and 1995 (in thousands except per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997       1996       1995
                                                         -------    -------    ------
Basic:
  Weighted average shares..............................   10,778     10,682     8,157
                                                         =======    =======    ======
  Net (loss) income....................................  $(6,094)   $ 1,683    $1,538
                                                         =======    =======    ======
  Net (loss) income per share..........................  $ (0.57)   $  0.16    $ 0.19
                                                         =======    =======    ======
Diluted:
  Weighted average shares..............................   10,778     10,682     8,157
  Common equivalent shares from stock options and
     warrants..........................................       --        137       306
                                                         -------    -------    ------
  Shares used in per share calculation.................   10,778     10,819     8,463
                                                         =======    =======    ======
  Net (loss) income....................................  $(6,094)   $ 1,683    $1,538
                                                         =======    =======    ======
  Net (loss) income per share..........................  $ (0.57)   $  0.16    $ 0.18
                                                         =======    =======    ======

13. BENEFIT PLAN

     In April 1995, the Company adopted the Pete's Brewing Company 401(k) Savings Plan (the "401(k) Plan"), which is intended to qualify under Section 401 of the Internal Revenue Code. All employees meeting minimum age requirements are eligible to participate in the 401(k) Plan. Employee contributions are limited to 15% of compensation. The Company may make contributions to fund the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

14. COMMITMENTS AND CONTINGENCIES

     The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions, at this time management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has commitments under operating leases for office space and equipment which expire through 2002. Under the terms of the leases for office space, the Company is responsible for certain utilities and maintenance expenses, including taxes, insurance and other operating expenses. The Company has the option to renew certain of these operating leases. Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997 are $697,000 in 1998, $664,000 in 1999, $639,000 in 2000, $453,000 in 2001 and
$65,000 in 2002.

     Rental expense was approximately $608,000, $489,000 and $286,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                     PETE'S BREWING COMPANY AND SUBSIDIARY

15. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in thousands):

                                                        1997     1996     1995
                                                       ------   ------   ------
Cash paid during the period for:
Excise taxes.........................................  $7,011   $7,449   $5,889
Interest.............................................      --        3      201
Income taxes.........................................   1,947    1,448      140
Noncash investing and financing activities:
Intangible costs associated with issuance of
  warrants...........................................      --       --    2,790
Tax benefit associated with exercise of options......      --      216       --
Unrealized gain on investments.......................      14       11       --

16. SIGNIFICANT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company has no operations outside of the United States and operates in one industry segment. No one customer accounted for more than 10% of 1997 sales. One customer accounted for 14% of 1996 sales. Two customers accounted for 24% and 11% of sales in 1995. To date export sales have not been significant.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Pete's Brewing Company and Subsidiary

     We have audited the accompanying consolidated balance sheets of Pete's Brewing Company and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pete's Brewing Company and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
February 18, 1998

                                    PART III

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held June 8, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENT SCHEDULES

     S-1 -- Report of Independent Accountants on Financial Statement Schedule

     S-2 -- Valuation and Qualifying Accounts

     Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

(a)(2) EXHIBITS

     3.1(2)  Restated Articles of Incorporation of the Registrant.
     3.2(1)  Bylaws of the Registrant.
     4.1(3)  Preferred Shares Rights Plan.
    10.13    Lease between Registrant and Utah State Retirement
             Investment Fund dated July 15, 1997.
    10.14    Lease between Registrant and 1300 Iroquois Venture dated
             September 29, 1997.
    10.15    Lease between Registrant and Rotterdam Ventures, Inc., dated
             September 1997.
    10.16(4) Nonstatutory Stock Option Agreement by and between the
             Company and Philip Marineau, Chairman of the Board of
             Directors dated July 22, 1997.
    22.1(1)  List of subsidiaries of the Registrant.
    23.1     Consent of Independent Accountants.
    24.1     Power of Attorney (See Page 42).
    27.1     Financial Data Schedule.

---------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement of Form S-1 (Reg. No. 33-97264) as declared effective by the Commission on November 6, 1996.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on November 27, 1996.

(4) Incorporated by reference to Registrant's Form S-8 filed October 15, 1997.

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

(c) EXHIBITS

     See Item 14(a)(2) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PETE'S BREWING COMPANY

                                          By:      /s/ JEFFREY ATKINS

                                            ------------------------------------
                                                       Jeffrey Atkins
                                                Chief Executive Officer and
                                                  Chief Financial Officer
Date: March 27, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Atkins, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ JEFFREY ATKINS                      Chief Executive Officer and    March 27, 1998
-----------------------------------------------------    Chief Financial Officer
                   Jeffrey Atkins

                 /s/ HUNTER HASTINGS                     Director                       March 27, 1998
-----------------------------------------------------
                   Hunter Hastings

                 /s/ AUDREY MACLEAN                      Director                       March 27, 1998
-----------------------------------------------------
                   Audrey Maclean

                 /s/ KEVIN O'ROURKE                      Director                       March 27, 1998
-----------------------------------------------------
                   Kevin O'Rourke

                  /s/ PETE SLOSBERG                      Director                       March 27, 1998
-----------------------------------------------------
                    Pete Slosberg

              /s/ CHRISTOPHER SORTWELL                   Director                       March 27, 1998
-----------------------------------------------------
                Christopher Sortwell

                 /s/ PHILIP MARINEAU                     Director and Chairman of       March 27, 1998
-----------------------------------------------------    the Board of Directors
                   Philip Marineau

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

     In connection with our audits of the consolidated financial statements of Pete's Brewing Company and Subsidiary as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which financial statements are included in the Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(1) herein.

     In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
February 18, 1998

                     PETE'S BREWING COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                             BALANCES AT     CHARGED TO
                             BEGINNING OF    COSTS AND      WRITE-OFF      BALANCE AT
        DESCRIPTION             PERIOD        EXPENSES     OF ACCOUNTS    END OF PERIOD
        -----------          ------------    ----------    -----------    -------------
                                                   (IN THOUSANDS)
Year ended December 31,
  1995
  Allowance for doubtful
     accounts..............      $ 37           $ --          $ --            $ 37
Year ended December 31,
  1996
  Allowance for doubtful
     accounts..............      $ 37           $102          $ --            $139
Year ended December 31,
  1997
  Allowance for doubtful
     accounts..............      $139           $202          $157            $184

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1(2)   Restated Articles of Incorporation of the Registrant
     3.2(1)   Bylaws of the Registrant
     4.1(3)   Preferred Shares Rights Plan
    10.13     Lease between Registrant and Utah State Retirement
              Investment Fund dated July 15, 1997
    10.14     Lease between Registrant and 1300 Iroquois Venture dated
              September 29, 1997
    10.15     Lease between Registrant and Rotterdam Ventures, Inc., dated
              September 1997
    10.16(4)  Nonstatutory Stock Option Agreement by and between the
              Company and Philip Marineau, Chairman of the Board of
              Directors dated July 22, 1997
    22.1(1)   List of subsidiaries of the Registrant
    23.1      Consent of Independent Accountants
    24.1      Power of Attorney (See Page 42)
    27.1      Financial Data Schedule

---------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement of Form S-1 (Reg. No. 33-97264) as declared effective by the Commission on November 6, 1996.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on November 27, 1996.

(4) Incorporated by reference to Registrant's Form S-8 filed October 15, 1997.