Form 10-Q
period 1998-03-31
PETES BREWING CO
filed 1998-05-08
CIK 856873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

                                    Yes [X]   No  [ ]




        As of April 27, 1998, registrant had outstanding 10,819,729 shares of Common Stock.


                             PETE'S BREWING COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

               Facing Sheet.............................................               1
               Index  ..................................................               2
Part I.        Financial Information
Item 1.        a)     Consolidated balance sheets at March 31, 1998
                      and December 31, 1997.............................               3

               b)     Consolidated statements of operations for the three
                       month periods ended March 31, 1998 and 1997......               4

               c)     Consolidated statements of cash flows for the three
                       month periods ended March 31, 1998 and 1997......               5

               e)     Notes to consolidated financial statements........               6

Item 2.        Management's discussion and analysis of financial
               condition and results of operations......................               9

Item 4.        Submission of matters to a vote of security holders . . . . . .         16

Part II.       Other Information

Item 2.        Use of Proceeds..........................................               16

Item 6.        a) Exhibits..............................................               16

               b) Reports on Form 8-K...................................               16

               Signature................................................               17

                                       -2-

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)
                                                                               March 31,    December 31,
                                                                                 1998         1997
                                                                               --------     --------
                                                   ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $19,050      $18,841
   Available for sale securities ..........................................       8,283       12,358
   Trade accounts receivable, net .........................................       2,928        1,396
   Inventories ............................................................       2,295        2,617
   Prepaid expenses and other current assets ..............................       1,540        1,189
   Tax refund receivable ..................................................       2,074        2,074
   Deferred taxes .........................................................       1,140        1,140
                                                                               --------     --------
       Total current assets ...............................................      37,310       39,615
Property and equipment, net ...............................................       4,351        4,056
Deferred taxes ............................................................       4,120        3,125

Other assets ..............................................................       2,728        2,960
                                                                               --------     --------

                                                                                $48,509      $49,756
                                                                               ========     ========
                                                LIABILITIES
Current liabilities:
   Trade accounts payable .................................................      $1,826       $1,433
   Accrued expenses .......................................................       2,346        2,189
                                                                               --------     --------
     Total current liabilities ............................................       4,172        3,622
   Deferred taxes .........................................................         662          662
                                                                               --------     --------
          Total liabilities ...............................................       4,834        4,284
                                                                               --------     --------
                                            SHAREHOLDERS' EQUITY
Preferred shares, no par value:
   Authorized 5,000 shares:
     issued and outstanding: none .........................................          --           --
Common shares, no par value:
   Authorized:  50,000 shares; issued and outstanding:

   10,817 at March 31, 1998 and 10,815 at December 31, 1997 ...............      48,811       48,803

Unrealized gain (loss) on available for sale securities ...................         (14)          14
Accumulated deficit .......................................................      (5,122)      (3,345)
                                                                               --------     --------
       Total shareholders' equity .........................................      43,675       45,472
                                                                               --------     --------
                                                                                $48,509      $49,756
                                                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                                               For the three months ended
                                                                       March 31,
                                                                  1998           1997
                                                                -------        -------
Sales     ...................................................   $10,887        $13,531
Less excise taxes............................................     1,098          1,327
                                                                -------        -------
   Net sales.................................................     9,789         12,204
Cost of goods sold...........................................     5,348          6,233
                                                                 -------        -------
   Gross profit..............................................     4,441          5,971
                                                                 -------        -------
Selling, advertising and
   promotional expenses......................................     5,796          7,647
General and administrative expenses..........................     1,754          2,123
Write-off of brewery start-up expenses.......................        --            713
                                                                 -------        -------
  Total operating expense...................................      7,550         10,483
                                                                 -------        -------
   Loss from operations......................................    (3,109)        (4,512)
Interest income..............................................       338            322
                                                                -------        -------
   Loss before income taxes..................................    (2,771)        (4,190)
Income tax benefit ..........................................       994          1,370
                                                                -------        -------
   Net loss..................................................   $(1,777)       $(2,820)
                                                                =======        =======
Net loss per share, basic....................................   $ (0.16)       $ (0.26)
                                                                =======        =======
Net loss per share, diluted..................................   $ (0.16)       $ (0.26)
                                                                =======        =======
Shares used in per share calculation, basic..................    10,817         10,742
                                                                =======        =======
Shares used in per share calculation, diluted................    10,817         10,742
                                                                =======        =======


 The accompanying notes are an integral part of these consolidated financial statements.

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (UNAUDITED)

                                                           For the three months ended
                                                                   March 31,
                                                               1998        1997
                                                            ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................     $(1,777)     $(2,820)
     Adjustments to reconcile net loss to net cash
          used by operations:
       Depreciation and amortization ...................         264        1,488
       Deferred taxes ..................................        (995)      (1,370)
       Changes in operating assets and liabilities:
          Trade accounts receivable ....................      (1,532)       3,246
          Inventories ..................................         322         (366)
          Prepaid expenses and other current assets ....        (351)      (3,011)
          Accounts payable and accrued expenses ........         550       (5,615)
                                                            --------     --------
            Net cash used by operations ................      (3,519)      (8,448)
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ...............        (439)        (263)
     Purchases of available for sale securities ........     (24,692)      (1,477)
     Proceeds from sale of available for sale securities      28,739        4,940
     Additions to other assets .........................         112          (38)
                                                            --------     --------
            Net cash provided by investing activities ..       3,720        3,162
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares .........................           8            4
                                                            --------     --------
            Net cash provided by financing activities ..           8            4
                                                            --------     --------

            Net increase (decrease) in cash and
              cash equivalents .........................         209       (5,282)

CASH AND CASH EQUIVALENTS:
     Beginning of period ...............................      18,841       19,814
                                                            --------     --------
     End of period .....................................     $19,050      $14,532
                                                            ========     ========



 The accompanying notes are an integral part of these consolidated financial statements.


                      PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Pete's Brewing Company (the Company) was incorporated in April 1986 under the laws of the State of California. The Company is a major domestic craft brewer. The Company currently markets 8 distinctive full bodied beers in 49 states, the District of Columbia and the United Kingdom.

The following is a summary of the Company's significant accounting policies:

   INTERIM FINANCIAL DATA:
   The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in the financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Reports on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998 or any future periods.

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

   The Company relies upon Stroh at all phases of the production of its beers, for access to contracted facilities, and the performance of services under the manufacturing services agreement, including sourcing and purchasing the ingredients used to make the Company's beer, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, collecting and remitting payments to the Company and performing regulatory compliance. The Company's relationship with Stroh is therefore

                      PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   CERTAIN RISKS, CONTINUED:

   critical to the Company's business, operating results and financial condition. The Company's dependance on Stroh entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to provide contracted access to capacity or fail to perform according to the provisions of its manufacturing services agreement.



   AVAILABLE FOR SALE SECURITIES:

   Available for sale securities consist of U.S. and municipal government obligations and corporate securities with maturities of more than thirty days. These available for sale securities are carried at market value. The available for sale securities are held in the Company's name and maintained with two large institutions.

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

   RECENT ACCOUNTING PRONOUNCEMENTS:
   The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

                     PETE'S BREWING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:
   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS 131"), which supercedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

   RECLASSIFICATIONS:
   Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported income from operations or net income.


2. TRADE ACCOUNTS RECEIVABLE:
   Trade accounts receivable are as follows (in thousands):


                                                 March 31,           December 31,
                                                   1998                  1997
                                                 --------            -----------
     Trade accounts receivable................    $ 4,939              $ 3,679
     Less allowance for credit notes..........      1,874                2,099
     Less allowance for doubtful accounts.....        137                  184
                                                ---------             --------

                                                  $ 2,928              $ 1,396
                                                  =======              =======

3.  INVENTORIES:

    Inventories are as follows (in thousands):   March 31,          December 31,
                                                   1998                 1997
                                                 --------            -----------
     Finished goods.......................      $    369               $   651
     Beer in progress.....................           660                   407
     Promotional material.................         1,266                 1,559
                                                ---------              -------
                                                 $ 2,295               $ 2,617
                                                 ========              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." These forward-looking statements include, but are not limited to, the statements under "Factors Affecting Future Operating Results," and the statement in the last paragraph under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements.

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

In 1995, the Company entered into a nine-year Manufacturing Services Agreement ("Agreement") with the Stroh Brewery Company ("Stroh") of Detroit, Michigan. Under the Agreement, the Company utilizes the Seattle, Washington and Winston-Salem, North Carolina breweries of Stroh. Although Stroh owns the brewery, the Company supervises the brewing, testing, bottling and kegging of its beers in accordance with the Company's written specifications and proprietary recipes. All costs relating to the Agreement are charged to cost of goods sold. As an alternating brewer, the Company is liable for the payment of excise taxes to various federal and state agencies upon shipment of beer from the breweries. The Company takes title to all beer in process and finished goods, and pays Stroh a manufacturing services fee, equal to the aggregate of a specific brewing fee and the cost of packaging and raw materials, upon shipment to distributors.

As a result of competitive market factors and other factors described under "Results of Operations," the Company realized a net loss during the three months ended March 31, 1998 of $1,777,000. The Company currently expects that its net sales will decline in the three month period ending June 30, 1998 when compared to the three months ended June 30, 1997. Thereafter, the Company expects that net sales for the remaining six months of 1998 will increase when compared to the comparable six-month period of 1997. The Company expects to operate at a small loss for the second quarter and to return to profitability during the third quarter of 1998. These projections are significantly dependent on the success of the Company's new product, Pete's ESP Lager, which was launched at the beginning of the second quarter of 1998.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                               Three months ended
                                                   March 31,
                                                1998       1997
                                                -----     -----
Sales    ...................................    111.2%    110.9%
Less excise taxes...........................     11.2      10.9
                                                -----     -----
   Net sales................................    100.0     100.0
Cost of goods sold..........................     54.6      51.1
                                                -----     -----
   Gross profit.............................     45.4      48.9
                                                -----     -----
Selling, advertising and promotional expenses    59.2      62.7
General and administrative expenses.........     17.9      17.4
Write-off of brewery start-up expenses......      0.0       5.8
                                                -----     -----
   Total operational expenses...............     77.1      85.9
                                                -----     -----
   Loss from operations.....................    (31.7)    (37.0)
Interest income.............................      3.5       2.6
                                                -----     -----
   Loss before income taxes.................    (28.2)    (34.4)
Income tax benefit .........................     10.2      11.3
                                                -----     -----
   Net loss.................................    (18.0)%   (23.1)%
                                                =====     =====

The following table sets forth certain items from the Company's consolidated statements of operations on a per barrel sold basis for the periods indicated:

                                                   Three months ended
                                                        March 31,
                                                   1998          1997
                                                   ----          ----
Sales........................................    $178.18        $179.69
Less excise taxes............................      17.97          17.62
                                                   -----          -----
   Net sales.................................     160.21         162.07
Cost of goods sold...........................      87.53          82.78
                                                   -----          -----
   Gross profit..............................      72.68          79.29
                                                   -----          -----
Selling, advertising and promotional expenses      94.86         101.55
General and administrative expenses..........      28.71          28.19
Write-off of brewery start-up expenses.......       0.00           9.47
                                                    ----           ----
   Total operational expenses................     123.57         139.21
                                                  ------         ------
   Loss from operations......................     (50.89)        (59.92)
Interest income..............................       5.53           4.28
                                                    ----           ----
   Loss before income taxes..................     (45.36)        (55.64)
Income tax benefit ..........................      16.27          18.19
                                                   -----          -----
   Net loss..................................   $ (29.09)      $ (37.45)
                                                ========       ========

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

SALES. Sales decreased by 19.5% from $13.5 million in the three months ended March 31, 1997 ("the First Quarter of 1997") to $10.9 million in the three months ended March 31, 1998 ("the First Quarter of 1998"). Sales volume decreased 18.9% from 75,300 barrels sold in the First Quarter of 1997 to 61,100 barrels sold in the First Quarter of 1998. The decrease in sales was primarily attributable to decreased sales volume in existing markets as a result of a decline in depletions, which are wholesaler reported shipments from wholesale to retail. Sales per barrel decreased from $179.69 in the First Quarter of 1997 to $178.18 in the First Quarter of 1998. The decrease in sales per barrel was due to changes in the sales mix between keg and bottled beer and changes in the sales mix between states during the First Quarter of 1998 when compared to the First Quarter of 1997.

EXCISE TAXES. Federal and state excise taxes decreased by 17.3% from $1.3 million in the First Quarter of 1997 to $1.1 million in the First Quarter of 1998. Excise taxes as a percentage of net sales increased from 10.9% to 11.2%. Excise taxes per barrel sold increased from $17.62 in the First Quarter of 1997 to $17.97 in the First Quarter of 1998. The overall decrease in excise taxes was attributable to the decrease in sales volume, since the excise tax is assessed on a per barrel basis. The Company uses an intra period method to allocate excise taxes based on the Company's estimate of sales volume for 1998 and as such, changes in the excise tax rate per barrel will be caused by changes in the Company's estimate of sales volume for 1998 and to a lessor extent, changes in the sales mix between states and state excise tax rates.

COST OF GOODS SOLD. Cost of goods sold decreased 14.2% from $6.2 million in the First Quarter of 1997 to $5.3 million in the First Quarter of 1998 reflecting the decrease in volume of beer sold. Cost of goods sold as a percentage of net sales increased from 51.1% in the First Quarter of 1997 to 54.6% in the First Quarter of 1998. Cost of goods sold per barrel sold increased from $82.78 in the First Quarter of 1997 to $87.53 in the First Quarter of 1998. The increases in cost of goods sold as a percentage of net sales and per barrel sold were primarily attributable to increased costs of production and increased transportation expenses. Transportation expenses decreased 15.3% from $1.3 million in the First Quarter of 1997 to $1.1 million in the First Quarter of 1998. Transportation expenses as a percentage of net sales increased from 10.5% in the First Quarter of 1997 to 10.8% in the First Quarter of 1998. Transportation expenses per barrel sold increased from $17.07 per barrel in the First Quarter of 1997 to $17.35 per barrel in the First Quarter of 1998. The increase in transportation expenses as a percentage of net sales and on a per barrel basis were primarily due to changes in the sales mix between states during the First Quarter of 1998 when compared to the First Quarter of 1997.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSES. Selling, advertising and promotional expenses decreased by 24.2% from $7.6 million in the First Quarter of 1997 to $5.8 million in the First Quarter of 1998. The decrease is primarily due to reduced advertising costs and lower discounts to wholesalers resulting from lower depletions. Selling, advertising and promotional expenses as percentage of net sales decreased from 62.7% in the First Quarter of 1997 to 59.2% in the First Quarter of 1998. Selling, advertising and promotional expenses per barrel sold decreased from $101.55 in the First Quarter of 1997 to $94.86 in the First Quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 17.4% from $2.1 million in the First Quarter of 1997 to $1.8 million in the First Quarter of 1998. General and administrative expenses as a percentage of net sales increased from 17.4% in the First Quarter of 1997 to 17.9% in the First Quarter of 1998. General and administrative expenses per barrel sold increased from $28.19 in the First Quarter of 1997 to $28.71 in the First Quarter of 1998. The decrease in general and administrative expenses resulted primarily from decreased professional service fees, bad debt expense and reductions in corporate meeting expenses.

INTEREST INCOME. Interest income, increased $16,000 from $322,000 in the First Quarter of 1997 to $338,000 in the First Quarter of 1998. This increase reflected increased earnings from investment due to a change in the

Company's investment strategy during the First Quarter of 1998.

INCOME TAX BENEFIT. The Company accounts for income taxes using the deferral method of accounting for tax assets and liabilities. The income tax benefit takes into account the effects of state income taxes, and non-deductible expenses offset by non-taxable income. The income tax benefit during the First Quarter of 1998 was above the federal statutory rate (34%) as a result of state taxes and non-deductible expenses and was below the federal statutory rate (34%) during the First Quarter of 1997 as a result of state taxes and non-deductible expenses offset by non-taxable income.

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

DEPENDENCE ON STROH. The Company relies upon Stroh at all phases of the production of its beers, for access to contracted facilities, and the performance of services under the manufacturing services agreement, including sourcing and purchasing the ingredients used to make the Company's beer, scheduling production to meet delivery requirements, brewing and packaging the Company's beers, performing quality control and assurance, invoicing distributors upon shipment, collecting and remitting payments to the Company and performing regulatory compliance. The Company's business, results of operations and financial condition would be materially adversely affected if Stroh were unable, for any reason, to meet the Company's delivery commitments or if beer brewed at Stroh breweries failed to satisfy the Company's quality requirements. During November 1997 Stroh closed its brewery in St. Paul, Minnesota, where the Company produced a significant portion of its beer. The Company's management along with the management of Stroh is implementing a plan to transition the production of the Company's beer to other Stroh breweries. In addition, the Company is currently working with Stroh to develop a long term, multi-plant sourcing plan to provide cost effective production of its beers. If the Company's ability to obtain product from the Stroh breweries were interrupted or impaired for any reason, the Company would not be able to establish an alternative production source, nor would the Company be able to develop its own production capabilities, without substantial disruption to the Company's operations. Any inability to obtain adequate production of the Company's beers on a timely basis or any other circumstance that would require the Company to seek alternative sources of supply would delay shipments of the Company's product, which could damage relationships with the Company's current and prospective distributors and retailers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

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

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of, and on its ability to attract and retain, qualified management, sales, production and marketing personnel. The competition for qualified personnel is intense and the loss of any such persons as well as the failure to recruit additional key personnel in a timely manner, could adversely affect the Company. There can be no assurance that the Company will be able to continue to attract and retain qualified management and sales personnel for the development of its business. Failure to attract and retain key personnel could have a material adverse affect on the Company's business, operating results and financial condition. In addition, during 1997 the Company hired several key executive officers to supplement its management team. The Company's future success will depend, in part, on the ability of its executive officers to operate effectively, both independently and as a group.

YEAR 2000 ISSUES. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, or significant Year 2000 problems are not timely detected, the Year 2000 problem may have a material impact on the operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $209,000 in the First Quarter of 1998 as compared to a decrease of $5.3 million in the First Quarter of 1997. The Company used $3.5 million in cash from operations in the First Three Months of 1998 as compared to a use of $8.4 million for the First Quarter of 1997. The decrease in the uses of cash from operations from the First Quarter of 1997 resulted primarily from the reduced net loss recognized during the First Quarter of 1998 versus 1997 and the payment of unusually high accounts payables and accrued expenses during the First Quarter of 1997. The unusually high balances of accounts payables and accrued expenses at December 31,1997 consisted primarily of accruals for 1996 income taxes and advertising expenses.

The Company's principal investing activities consisted of the purchase and sale of available for sale securities in the First Quarters of 1998 and 1997.

The only significant financing activities in the First Quarter of 1998 and 1997 was the issuance of Common Stock to employees of the Company under the Company's employee stock purchase plan which provided $4,000 of cash flow in 1997 and $8,000 in 1998.

As of March 31, 1998, working capital was $33.1 million as compared with working capital of $41.3 million as of March 31, 1997. The decrease was primarily due to the decrease in available for sale securities and accounts receivable, offset by an increase in accounts receivable. The Company anticipates that its current cash and available for sale securities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

PART II.  OTHER INFORMATION

ITEM 2: USE OF PROCEEDS

With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(vii), since its report on Form 10-K for the period ended December 31, 1997, the Company used net proceeds in the amounts noted for the following purposes: temporary investments in liquid instruments such as auction rate receipts, treasury notes and market rate preferreds $25,299,000. There were no direct or indirect payments to directors or officers of the Company or to any other person or entity. The Registration Statement on Form S-1 filed by the Company in connection with its initial public offering stated that the Company intended to use part of the net proceeds for the construction of a brewery in California. After review of a brewery construction feasibility study prepared by the Company in conjunction with its architect, mechanical engineer and general contractor, and a review of available capacity under the Stroh Agreement and other factors, the Company determined not to go forward with the construction of the brewery in California. The Company now intends to use such net proceeds for general corporate purposes, including to meet working capital needs pending the analysis, currently underway, of the alternative uses available to the Company. In addition, a portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

               (A)  EXHIBITS
                      11.1   COMPUTATION OF PER SHARE EARNINGS
                      27.1   FINANCIAL DATA SCHEDULE

               (B) REPORTS ON FORM 8-K. NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE QUARTER ENDED MARCH 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pete's Brewing Company


Dated: May 8, 1998              By:  /s/ Jeffrey A. Atkins
                                     ----------------------
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


11.1            Computation of Per Share Earnings

27.1            Financial Data Schedule