Form 10-K405/A
period 1997-12-31
PETES BREWING CO
filed 1998-05-22
CIK 856873

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

     As of February 27, 1998, registrant had 10,815,273 outstanding shares of Common Stock.

     Documents incorporated by reference: None.

================================================================================

     The purpose of this Amendment is to file the disclosure required under Item III, Parts 10, 11, 12 and 13 of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning executive officers is set forth in Part I of this Report.

DIRECTORS

     The names of the Directors and certain information about them are set forth below:

                                                                          DIRECTOR
       NAME OF NOMINEE          AGE       POSITION WITH THE COMPANY        SINCE
       ---------------          ---       -------------------------       --------
Philip A. Marineau............  51     Director, Chairman of the Board      1996
Hunter Hastings...............  49     Director                             1997
Audrey MacLean................  46     Director                             1987
Kevin O'Rourke................  43     Director                             1994
Pete S. Slosberg..............  47     Director, Co-Founder                 1986
Christopher T. Sortwell.......  41     Director                             1995

     There is no family relationship between any current director or executive officer of the Company.

     Philip A. Marineau has been a director of the Company since May 1996 and Chairman of the Board since February 1997. Mr. Marineau has been President and Chief Executive Officer of Pepsi-Cola North America, a food and beverage company, since December 1997. Prior to joining Pepsi-Cola, Mr. Marineau was President, Chief Operating Officer and a member of the Board of Directors of Dean Foods, a food and beverage manufacturer, from December 1996 to December 1997. Prior to joining Dean Foods, Mr. Marineau was with The Quaker Oats Company, a diversified manufacturer of packaged foods and beverages, from 1972 to 1995, most recently as President, Chief Operating Officer and Director. Currently, Mr. Marineau is a director of Arthur J. Gallagher Co., an insurance brokerage, risk management and financial services company and Meredith Corporation, a publishing and broadcasting company.

     Hunter Hastings has been a director of the Company since 1997. Mr. Hastings has been president of BHC, Inc., a strategic consulting and research firm since June 1995. Prior to joining BHC, Mr. Hastings was senior partner and executive vice president of Ryan Partnership, a consulting firm, from February 1986 to June 1995.

     Audrey MacLean has been a director of the Company since 1987. From 1988 to 1993, Ms. MacLean served as Chief Executive Officer of ADAPTIVE, Inc., a manufacturer of high speed communication switching products. In 1993, ADAPTIVE, Inc. merged with Network Equipment Technologies, a publicly traded supplier of wide area networking products that Ms. MacLean co-founded in 1983. Ms. MacLean has been an early stage investor and board member of a number of rapid growth, high technology companies including Pure Software, Inc. and Internet Middleware Corp.

     Kevin O'Rourke has been a director of the Company since May 1994. Mr. O'Rourke has been Chief Financial Officer and a director of O'Rourke Investment Corporation, a venture capital investment firm, since 1980, and President of Red Lodge Financial, a commercial finance lender, since April 1991. Mr. O'Rourke was also Director, Financial Services of High Level Design Systems, Inc., a software company from May 1995 to November 1995.

     Pete S. Slosberg co-founded the Company and has been a director since the Company's inception in 1986. Since January 1, 1993, he has been employed by the Company as its spokesperson. Prior to joining the Company as an employee, Mr. Slosberg was with Siemens from January 1990 to December 1992 as the Director of Alliances. He was previously with IBM and Rolm in various marketing and finance positions.

     Christopher T. Sortwell has been a director of the Company since October 1995. Since July 1996, Mr. Sortwell has been Executive Vice President and Chief Financial Officer of The Stroh Brewery Company. From August 1990 to June 1996, Mr. Sortwell served as Senior Vice President and Chief Financial Officer of Stroh, where he has been employed since 1985.

     As of December 31, 1997, the Audit Committee consisted of Messrs. Sortwell and O'Rourke. The Audit Committee is responsible for overseeing actions taken by the Company's independent auditors and reviews the Company's internal financial controls. The Audit Committee met one (1) time during fiscal 1997. As of January 30, 1998, the Board appointed Mr. Marineau to the Audit Committee.

     The Compensation Committee, which consisted of Ms. MacLean and Messrs. Hastings and O'Rourke during fiscal 1997, met nine (9) times during fiscal 1997. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for executive officers and other employees of the Company and administers various incentive compensation and benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As of December 31, 1997, the Compensation Committee consisted of Ms. MacLean and Messrs. Hastings and O'Rourke. As of February 17, 1998, the Board appointed Mr. Marineau to replace Ms. MacLean on the Compensation Committee. The President and Chief Executive Officer of the Company participates in all discussions regarding salaries and incentive compensation for all employees and consultants to the Company, except that he/she is excluded from discussions regarding his/her own salary and incentive compensation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely in its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the period from November 6, 1995 to December 31, 1997 all executive officers and directors of the Company complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth total compensation for the fiscal years ended December 31, 1997, 1996 and 1995 for the Chief Executive Officer and each of the next four most highly compensated executive officers whose salary and bonus for 1997 exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                               ------------
                                                ANNUAL COMPENSATION(1)          NUMBER OF
                                           ---------------------------------    SECURITIES
                                  FISCAL                        OTHER ANNUAL    UNDERLYING       ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR     SALARY     BONUS    COMPENSATION     OPTIONS      COMPENSATION(5)
  ---------------------------     ------   --------   -------   ------------   ------------   ---------------
Jeffrey A. Atkins...............   1997    $250,000   $50,000(4)   $10,752            --         $ 67,871
  Chief Executive Officer and      1996      10,417        --          --        150,000               --
  Chief Financial Officer          1995          --        --          --             --               --
Scott Barnum....................   1997    $ 93,750   $25,000(4)   $ 3,873       125,000         $ 23,177
  President and Chief              1996          --        --          --             --               --
  Operating Officer                1995          --        --          --             --               --
Mark Bozzini(2).................   1997    $293,669        --     $ 1,500             --               --
  Formerly Chief Executive         1996     210,000        --       6,750             --               --
  Officer                          1995     169,000    70,000       6,000        120,000               --
James E. Collins(3).............   1997    $126,828        --     $ 6,375             --               --
  Formerly Vice President,         1996     130,000        --       6,750             --               --
  Operations                       1995     120,000    45,000       6,000         35,000               --
Patrick Couteaux................   1997    $100,000        --     $ 8,625         20,000               --
  Vice President, Brewing,         1996      76,041        --          --         10,000               --
  Brewmaster                       1995      68,200        --          --         20,000               --
Omer Malchin....................   1997    $140,385        --     $ 8,625         50,000         $ 47,424
  Vice President, Marketing        1996          --        --          --             --               --
                                   1995          --        --          --             --               --
Don W. Quigley, Jr. ............   1997    $248,958   $50,000(4)   $10,335            --         $137,956
  Senior Vice President, Sales     1996      65,143        --       1,875        100,000               --
                                   1995          --        --          --             --               --

---------------
(1) Other than salary and bonus described herein, the Company did not pay the persons named in the Summary Compensation Table any compensation, including incidental personal benefits, in excess of 10% of such executive officer's salary; except for Company reimbursement of relocation expenses included under "All Other Compensation".

(2) Mr. Bozzini retired from all positions with the Company effective February 28, 1997. Of Mr. Bozzini's total compensation for 1997, $233,333.00 represents fees from his exclusive consulting agreement with the Company following his departure from the Company. See "Certain Transactions with Management."

(3) Mr. Collins resigned from the Company effective September 15, 1997.

(4) Bonuses granted to Messrs. Atkins, Barnum and Quigley were guaranteed as an inducement for their respective employment with the Company.

(5) All Other Compensation represents non-recurring relocation expenses and taxes paid for those expenses per IRS regulations.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information concerning each grant of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1997 to the Named Executive Officers:

                                              INDIVIDUAL GRANTS
                                           ------------------------                POTENTIAL REALIZABLE VALUE
                              NUMBER OF                                              MINUS EXERCISE PRICE AT
                             SECURITIES     % OF TOTAL    EXERCISE                   ASSUMED ANNUAL RATE OF
                             UNDERLYING      OPTIONS      PRICE PER                 STOCK PRICE APPRECIATION
                               OPTIONS      GRANTED TO      SHARE                      FOR OPTION TERM(1)
                               GRANTED     EMPLOYEES IN    ($/SH)     EXPIRATION   ---------------------------
           NAME                  (#)       FISCAL YEAR    (2)(3)(4)      DATE          5%             10%
           ----              -----------   ------------   ---------   ----------   -----------   -------------
Scott Barnum...............    125,000        38.17%       $ 6.125       8/1/07     $481,497      $1,220,209
Patrick Couteaux...........     20,000         6.11%       $5.1875     11/19/07     $ 65,248      $  165,351
Omer Malchin...............     50,000        15.27%       $  6.25      1/27/07     $196,530      $  498,045

---------------

(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the 10 year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) All options shown granted in fiscal 1997 become exercisable as to 25% of the shares subject to the option exercisable starting one year after the date of grant and an additional 1/48th of such shares subject to the option becoming exercisable each month thereafter. Under the 1995 Stock Option Plan, the Board of Directors retains the discretion to modify the terms, including the price, of outstanding options.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing sale price of the Common Stock on the Nasdaq National Market on the day immediately preceding the date of grant.

(4) Exercise price may be paid in cash, promissory note, by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

                               OPTION GRANTS AND
                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     No stock options were exercised by the Named Executive Officers in the fiscal year ended December 31, 1997. There are no unexercisable In-the-Money Options as of December 31, 1997. The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers in the fiscal year ended December 31, 1997 and the value of stock options held as of December 31, 1997 by such individuals.

                                                             NUMBER OF SECURITIES
                                    SHARES                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                   ACQUIRED                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                      ON        VALUE        DECEMBER 31, 1997(#)         DECEMBER 31, 1997($)(1)
                                   EXERCISE    REALIZED   ---------------------------   ---------------------------
              NAME                    (#)       ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
              ----                 ---------   --------   -----------   -------------   -----------   -------------
Jeffrey A. Aktins................   --          --          37,500         112,500          --             --
Scott Barnum.....................   --          --              --         125,000          --             --
Mark Bozzini.....................   --          --              --              --          --             --
James E. Collins.................   --          --              --              --          --             --
Patrick Couteaux.................   --          --          12,865          38,058          --             --
Omer Malchin.....................   --          --              --          50,000          --             --
Don W. Quigley, Jr...............   --          --          27,083          72,917          --             --

---------------
(1) Fair market value of the Common Stock as of the date of exercise or December 31, 1997, as the case may be, minus the exercise price.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     Except as set forth below, the Company currently has no employment contracts with any of the Named Executive Officers, and the Company has no compensatory plan or arrangement with such Named Executive Officers where the amounts to be paid exceed $100,000 and which are activated upon resignation, termination or retirement of any such executive officer upon a change in control of the Company.

     On December 13, 1996, the Company granted options to purchase 150,000 shares at $6.50 per share to Jeffrey A. Atkins, Chief Executive Officer, Chief Financial Officer and Senior Vice President pursuant to its 1995 Stock Option Plan. The grant is subject to a one-year vesting period with 25% of the shares vesting on the first anniversary of the date of grant and at a rate of 1/48th of the shares vesting on a monthly basis thereafter. Mr. Atkins' agreement contains a provision which accelerates all vesting upon a change of control of the Company, the effectiveness of a merger or reorganization of the Company or the sale of all or substantially all of the assets of the Company. In addition, Mr. Atkins' offer letter entered into in connection with his employment with the Company provides for severance benefits for twelve months equal to his then-current base salary in the event his employment is terminated other than for cause.

     On August 1, 1997, the Company granted options to purchase 125,000 shares at $6.125 per share to Scott Barnum, President and Chief Operating Officer pursuant to its 1995 Stock Option Plan. The grant is subject to a one-year vesting period with 25% of the shares vesting on the first anniversary of the date of grant and at a rate of 1/48th of the shares vesting on a monthly basis thereafter. Mr. Barnum's agreement contains a provision which accelerates all vesting upon a change of control of the Company, the effectiveness of a merger or reorganization of the Company or the sale of all of substantially all of the assets of the Company. In addition, Mr. Barnum's offer letter entered into in connection with his employment with the Company provides for severance benefits for twelve months equal to his then current base salary in the event of his employment is terminated other than for cause.

     On July 22, 1997, the Company granted options to purchase 12,000 shares at $1.25 per share to Philip Marineau, Chairman of the Board of Directors pursuant to a Non Statutory Stock Option Agreement as filed on Form S-8 with the Securities and Exchange Commission on October 16, 1997. The grant is subject to a one year vesting period beginning on February 11, 1997 with 1/12th of the shares vesting each month after the vesting commencement date. Mr. Marineau's agreement contains a provision which accelerates all vesting upon a change in control of the Company in the event the successor corporation does not agree to assume the option or to substitute an equivalent option.

COMPENSATION OF DIRECTORS

     The Company's 1995 Director Option Plan provides for the non-discretionary automatic grant of options to each non-employee director of the Company ("Outside Director"). Each Outside Director was automatically granted an option to purchase 15,000 shares upon the effective date of the Company's initial public offering which vests at a rate of 25% on the first anniversary of the date of grant and at a rate of 1/48th of the shares per month thereafter. Each new Outside Director is automatically granted an option to purchase 15,000 shares upon the date on which such person first becomes a director which vests at a rate of 25% on the first anniversary of the date of grant and at a rate of 1/48th of the shares per month thereafter. Subsequently, each Outside Director is granted an additional option to purchase 5,000 shares of Common Stock at the next meeting of the Board of Directors following the Annual Meeting of Shareholders if, on such date, he or she has served as a director for at least six months, which vests at a rate of 25% on the first anniversary of the date of grant and at a rate of the shares per month thereafter. The exercise price of options granted to Outside Directors must be 100% of the fair market value of the Company's Common Stock on the date of grant. On July 22, 1997, Messrs. Bronder, Marineau, O'Rourke and Sortwell and Ms. MacLean were each granted an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $5.875 per share. On July 22, 1997, Mr. Marineau was granted an option to purchase 12,000 shares of the Company's Common Stock at an exercise price of $1.25 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has one series of Common Shares outstanding, designated Common Stock, no par value. As of April 13, 1998, 10,817,273 shares of the Company's Common Stock were issued and outstanding and held of record by 489 shareholders. No shares of the Company's Preferred Stock were outstanding.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of April 13, 1998 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group.

       FIVE PERCENT SHAREHOLDERS, DIRECTORS            COMMON STOCK           APPROXIMATE
          AND CERTAIN EXECUTIVE OFFICERS            BENEFICIALLY OWNED    PERCENTAGE OWNED(1)
       ------------------------------------         ------------------    -------------------
The Stroh Brewery Company(2)......................      1,154,972                9.65%
  100 River Place
  Detroit, MI 48207
Christopher T. Sortwell(2)........................      1,154,972                9.65%
  100 River Place
  Detroit, MI 48207
DDJ Capital Management, LLC(3)....................        790,670                6.81%
  141 Linden Street, Suite 4
  Wellesley, MA 02181

       FIVE PERCENT SHAREHOLDERS, DIRECTORS            COMMON STOCK           APPROXIMATE
          AND CERTAIN EXECUTIVE OFFICERS            BENEFICIALLY OWNED    PERCENTAGE OWNED(1)
       ------------------------------------         ------------------    -------------------
Audrey MacLean(4).................................        860,912                7.37%
  21100 Saratoga Hills Road
  Saratoga, CA 95070
O'Rourke Investment Corporation(5)................        771,972                6.66%
  12930 Saratoga Ave., Suite B-7
  Saratoga, CA 95070
Kevin O'Rourke(5).................................        771,972                6.66%
  12930 Saratoga Ave., Suite B-7
  Saratoga, CA 95070
Mark F. Bozzini(6)................................        528,532                4.66%
  1510 Oak Creek Dr. #405
  Palo Alto, CA 94304
Pete S. Slosberg(7)...............................        595,486                5.22%
  514 High Street
  Palo Alto, CA 94301
James E. Collins(8)...............................        403,300                3.59%
  79 Catalpa Dr
  Atherton, CA 94027
Jeffrey A. Atkins(9)..............................         70,125                   *%
  514 High Street
  Palo Alto, CA 94301
Don W. Quigley, Jr.(10)...........................         37,500                   *%
  514 High Street
  Palo Alto, CA 94301
Stephen L. Cooke(11)..............................         25,600                   *%
  514 High Street
  Palo Alto, CA 94301
Philip A. Marineau(12)............................         18,875                   *%
  Pepsi-Cola North America
  One Pepsi Way
  Somers, NY 10589
Patrick Couteaux(13)..............................         17,502                   *%
  514 High Street
  Palo Alto, CA 94301
Omer Malchin(14)..................................         16,667                   *%
  514 High Street
  Palo Alto, CA 94301
Hunter Hastings(15)...............................          1,000                   *%
  BHC, Inc.
  6835 Oakwood Drive
  Oakland, CA 94611
All directors and officers as a group (12
  persons)(16)....................................      3,470,611               13.19%

---------------
 *  Less than 1%

(1) Applicable percentage of ownership is based on 10,817,273 shares of Common Stock outstanding as of April 13, 1998 together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after April 13, 1998 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 1,140,284 shares of Common Stock which may be acquired upon exercise of a warrant held by The Stroh Brewery Company ("Stroh") of which Mr. Sortwell is Executive Vice President and Chief Financial Officer, and for which he may be deemed to have voting and investment power, and 12,188 shares of Common Stock which may be acquired by Mr. Sortwell upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1997.

(3) Reflects ownership as reported on Schedule 13D/A dated December 30, 1997 filed with the Securities and Exchange Commission by DDJ Capital Management, LLC ("DDJ"). Represents shares beneficially owned by: (i) DDJ Overseas Corp., of which DDJ Galileo, owns all of the voting securities, and for which DDJ serves as investment manager; (ii) The Galileo Fund, L.P., of which DDJ Galileo, LLC is the general partner and for which DDJ serves as investment manager; (iii) The Copernicus Fund, L.P. of which DDJ Copernicus, LLC is the general partner and for which DDJ serves as investment manager; and (iv) Kepler Overseas Corp., for which DDJ serves as investment manager. DDJ Overseas Corp. owns, and DDJ Galileo, LLC and DDJ beneficially own as majority shareholder and investment manager, respectively, of DDJ Overseas Corp., 577,960 shares of Common Stock. The Galileo Fund, L.P. owns, and DDJ Galileo, LLC and DDJ beneficially own as the general partner and investment manager, respectively, of The Galileo Fund, L.P., 68,850 shares of Common Stock. The Copernicus Fund, L.P. owns, and DDJ Copernicus, LLC and DDJ beneficially own, as general partner and investment manager, respectively, of The Copernicus Fund, L.P., 118,680 shares of Common Stock. Kepler Overseas Corp. owns, and DDJ, as investment manager for Kepler Overseas Corp. beneficially owns 25,180 shares of Common Stock. DDJ, as investment manager for DDJ Overseas Corp., The Galileo Fund, L.P., The Copernicus Fund, L.P. and Kepler Overseas Corp. may be deemed to beneficially own 790,670 shares of Common Stock.

 (4) Includes 848,724 shares held in trust over which Ms. MacLean may be deemed to have voting and investment power and 12,188 shares of Common Stock which may be acquired by Ms. MacLean upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

 (5) Includes 759,784 shares of Common Stock owned by O'Rourke Investment Corporation of which Mr. O'Rourke is Chief Financial Officer and for which he may be deemed to have voting and investment power and 12,188 shares of Common Stock which may be acquired by Mr. O'Rourke upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

 (6) Represents 528,532 shares of Common Stock owned by Mr. Bozzini. Mr. Mark Bozzini retired all positions with the Company effective February 28, 1997.

 (7) Includes 576,100 shares held in trust over which Mr. Slosberg may be deemed to have voting and investment power and 19,386 shares of Common Stock which may be acquired by Mr. Slosberg upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

 (8) Represents 403,300 shares held in trust over which Mr. Collins may be deemed to have voting and investment power. Mr. Collins resigned from the Company effective September 15, 1997.

 (9) Includes 17,000 shares of Common Stock owned by Mr. Atkins and 53,125 shares of Common Stock which may be acquired by Mr. Atkins upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

(10) Represents 37,500 shares of Common Stock which may be acquired by Mr. Quigley upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

(11) Represents 25,600 shares of Common Stock owned by Mr. Cooke.

(12) Represents 18,875 shares of Common Stock which may be acquired by Mr. Marineau upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

(13) Includes 1,496 shares of Common Stock owned by Mr. Couteaux and 16,006 shares of Common Stock which may be acquired by Mr. Couteaux upon exercise of stock options which are presently exercisable or which will become exercisable within 60 days of April 13, 1998.

(14) Represents 16,667 shares of Common Stock which may be acquired by Mr. Malchin upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998.

(15) Represents 1,000 shares of Common Stock owned by Mr. Hastings.

(16) Includes 198,123 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 13, 1998, which amount represents options for all current officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1997, the Company entered into an agreement with Mark Bozzini in connection with his retirement as President, Chief Executive officer and a director of the Company, the terms of which provide that the Company shall pay Mr. Bozzini a monthly retainer until February 1998 for an aggregate amount of $280,000.00 in consideration for Mr. Bozzini's exclusive consulting services to the Company.

     In October, 1995, the Company entered into a nine year Manufacturing Services Agreement ("the Stroh Agreement") with the Stroh Brewery Company ("Stroh") of Detroit, Michigan, pursuant to which, the Company is obligated with certain limited exceptions, to brew all of its beers at the Stroh breweries. The Company pays Stroh a manufacturing services price equal to the aggregate of a contractually specified brewing fee and the cost of materials for all beer shipped. During fiscal year 1997, the Company paid Stroh an aggregate amount of $28.6 million and had accrued expenses payable of $1.2 million as of December 31, 1997, pursuant to the terms of the Stroh Agreement. In connection with the Stroh Agreement, the Company issued a warrant to Stroh to purchase 1,140,284 shares of the Company's Common Stock at an exercise price of $14 per share. As a result of this warrant, which has not been exercised, Stroh is the beneficial owner of approximately 9.65% of the outstanding Common Stock and Christopher T. Sortwell, a director of the Company, is also the Executive Vice President and Chief Financial Officer of Stroh.

     The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could be obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENT SCHEDULES

     S-1 -- Report of Independent Accountants on Financial Statement Schedule(+)

     S-2 -- Valuation and Qualifying Accounts(+)

     Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

(a)(2) EXHIBITS

     3.1(2)  Restated Articles of Incorporation of the Registrant.
     3.2(1)  Bylaws of the Registrant.
     4.1(3)  Preferred Shares Rights Plan.
    10.1(1)  1986 Stock Option Plan, and form of agreements thereto.
    10.2(1) 1995 Employee Stock Option Plan, and form of agreements thereto.
    10.3(1) 1995 Employee Stock Purchase Plan, and form of agreement thereto.
    10.4(1) 1995 Director Stock Option Plan, and form of agreement thereto.
    10.5(1) Form of Indemnification Agreement between the Registrant and its officers and directors.
    10.6(1)* Distribution Agreement between the Registrant and Southern
             Wine and Spirits of America, Inc., dated as of January 1,
             1994.
    10.7(1)* Second Amendment and Restatement of Manufacturing Services
             Agreement dated as of the 1st day of October 1995, between The Stroh Brewery Company and the Registrant.
    10.7.1(1) Form of Warrant to Purchase Stock between Registrant and The
             Stroh Brewery Company.
    10.8.1(1) Leases between Registrant and Herbert P. McLaughlin dated
             May 13, 1994, November 4, 1994 and January 24, 1995
    10.8.1.1 Amendment dated March 1, 1998 to lease between Registrant and Herbert P. McLaughlin dated January 24, 1996.
    10.8.2(2) Lease between Registrant and High Street Project Limited
             Partnership dated January 12, 1996.
    10.9(1)  Amended and Restated Loan and Security Agreement between the
             Registrant and Silicon Valley Bank dated September 25, 1995.
    10.10(1) Form of Registration Rights Agreement.
    10.11(4) Nonstatutory Stock Option Agreement by and between the
             Company and Jeffrey Atkins, the Company's Senior Vice
             President, Chief Financial Officer and Acting Chief
             Operating Officer dated December 13, 1996.
    10.12(4) Incentive Stock Option Agreement by and between the Company and Jeffrey Atkins, the Company's Senior Vice President,
             Chief Financial Officer and Acting Chief Operating Officer dated December 13, 1996.
    10.13(+) Lease between Registrant and Utah State Retirement
             Investment Fund dated July 15, 1997.
    10.14(+) Lease between Registrant and 1300 Iroquois Venture dated
             September 29, 1997.
    10.15(+) Lease between Registrant and Rotterdam Ventures, Inc., dated
             September 1997.
    10.16(5) Nonstatutory Stock Option Agreement by and between the
             Company and Philip Marineau, Chairman of the Board of
             Directors dated July 22, 1997.
    22.1(1)  List of subsidiaries of the Registrant.
    23.1(+)  Consent of Independent Accountants.
    24.1(+)  Power of Attorney.
    27.1(+)  Financial Data Schedule.

---------------
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+   Previously filed.

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

(5) Incorporated by reference to Registrant's Form S-8 filed October 15, 1998.

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

                                          PETE'S BREWING COMPANY

                                          By:      /s/ JEFFREY ATKINS

                                            ------------------------------------
                                                       Jeffrey Atkins
                                                Chief Executive Officer and
                                                  Chief Financial Officer
Date: May 7, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Atkins, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ JEFFREY ATKINS                      Chief Executive Officer and       May 7, 1998
-----------------------------------------------------    Chief Financial Officer
                   Jeffrey Atkins

                 /s/ HUNTER HASTINGS                     Director                          May 7, 1998
-----------------------------------------------------
                   Hunter Hastings

                 /s/ AUDREY MACLEAN                      Director                          May 7, 1998
-----------------------------------------------------
                   Audrey Maclean

                 /s/ KEVIN O'ROURKE                      Director                          May 7, 1998
-----------------------------------------------------
                   Kevin O'Rourke

                  /s/ PETE SLOSBERG                      Director                          May 7, 1998
-----------------------------------------------------
                    Pete Slosberg

              /s/ CHRISTOPHER SORTWELL                   Director                          May 7, 1998
-----------------------------------------------------
                Christopher Sortwell

                 /s/ PHILIP MARINEAU                     Director and Chairman of          May 7, 1998
-----------------------------------------------------    the Board of Directors
                   Philip Marineau

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------    ------------------------------------------------------------
     3.1(2)    Restated Articles of Incorporation of the Registrant.
     3.2(1)    Bylaws of the Registrant.
     4.1(3)    Preferred Shares Rights Plan.
    10.1(1)    1986 Stock Option Plan, and form of agreements thereto.
    10.2(1)    1995 Employee Stock Option Plan, and form of agreements
               thereto.
    10.3(1)    1995 Employee Stock Purchase Plan, and form of agreement
               thereto.
    10.4(1)    1995 Director Stock Option Plan, and form of agreement
               thereto.
    10.5(1)    Form of Indemnification Agreement between the Registrant and its officers and directors.
    10.6(1)*   Distribution Agreement between the Registrant and Southern
               Wine and Spirits of America, Inc., dated as of January 1,
               1994.
    10.7(1)*   Second Amendment and Restatement of Manufacturing Services
               Agreement dated as of the 1st day of October 1995, between
               The Stroh Brewery Company and the Registrant.
    10.7.1(1)  Form of Warrant to Purchase Stock between Registrant and The
               Stroh Brewery Company.
    10.8.1(1)  Leases between Registrant and Herbert P. McLaughlin dated
               May 13, 1994, November 4, 1994 and January 24, 1995
    10.8.1.1   Amendment dated March 1, 1998 to lease between Registrant
               and Herbert P. McLaughlin dated January 24, 1996.
    10.8.2(2)  Lease between Registrant and High Street Project Limited
               Partnership dated January 12, 1996.
    10.9(1)    Amended and Restated Loan and Security Agreement between the
               Registrant and Silicon Valley Bank dated September 25, 1995.
    10.10(1)   Form of Registration Rights Agreement.
    10.11(4)   Nonstatutory Stock Option Agreement by and between the
               Company and Jeffrey Atkins, the Company's Senior Vice
               President, Chief Financial Officer and Acting Chief
               Operating Officer dated December 13, 1996.
    10.12(4)   Incentive Stock Option Agreement by and between the Company and Jeffrey Atkins, the Company's Senior Vice President,
               Chief Financial Officer and Acting Chief Operating Officer
               dated December 13, 1996.
    10.13(+)   Lease between Registrant and Utah State Retirement
               Investment Fund dated July 15, 1997.
    10.14(+)   Lease between Registrant and 1300 Iroquois Venture dated
               September 29, 1997.
    10.15(+)   Lease between Registrant and Rotterdam Ventures, Inc., dated
               September 1997.
    10.16(5)   Nonstatutory Stock Option Agreement by and between the
               Company and Philip Marineau, Chairman of the Board of
               Directors dated July 22, 1997.
    22.1(1)    List of subsidiaries of the Registrant.
    23.1(+)    Consent of Independent Accountants.
    24.1(+)    Power of Attorney.
    27.1(+)    Financial Data Schedule.

---------------
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+   Previously filed.

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

(5) Incorporated by reference to Registrant's Form S-8 filed October 15, 1998.